Form 10KSB
period 1996-12-31
PEOPLES BANCORP INC /GA/
filed 1997-03-26
CIK 1021972

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year                             Commission file number
ended December 31, 1996

                             PEOPLES BANCORP, INC.
                 (Name of small business issuer in its charter)

    Georgia                                               58-2265412
(State of Incorporation)                              (I.R.S. Employer
                                                     Identification No.)
516 Bankhead Highway
Carrollton, Georgia
                                                            30117
(Address of principal executive offices)                 (Zip Code)

                                 (770) 838-9608
                          (Issuer's telephone number)

Securities Registered pursuant to Section 12(b) of the Exchange Act: None Securities Registered pursuant to Section 12(g) of the Exchange Act: Common stock, par value $.01

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes  X  No
                                                                 ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its fiscal year ended December 31, 1996 were $21,503.75. Registrant was a developmental stage enterprise that as of December 31, 1996 had no active business operations other than in connection with its initial offering of the shares of its common stock.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 1997 was $4,624,000 based on the initial offering price of $10.00 per share, although there is no established trading market.

The number of shares outstanding of Registrant's class of common stock at March 1, 1997 was 800,000 shares of common stock.

Documents Incorporated By Reference:  None.

Transitional Small Business Disclosure Format (check one):
Yes             No    X
    --------       --------
                                  Page 1 of 32
                            Exhibit Index on Page 29

                        TABLE OF CONTENTS
                        -----------------
                                                           Page
                                                           ----
                              PART I
                              ------

ITEM 1.    DESCRIPTION OF BUSINESS........................   3

ITEM 2.    DESCRIPTION OF PROPERTIES......................  10

ITEM 3.    LEGAL PROCEEDINGS..............................  10

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS...............................  10

                              PART II
                              -------

ITEM 5.    MARKET FOR COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS....................  10

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OR PLAN OF OPERATION...........................  10

ITEM 7.    FINANCIAL STATEMENTS...........................  12

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...........................  23

                             PART III
                             --------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS................................  23

ITEM 10.   EXECUTIVE COMPENSATION.........................  25

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT...............  27

ITEM 12.   CERTAIN RELATIONSHIPS AND
           RELATED TRANSACTIONS...........................  29

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...............  29

SIGNATURES................................................  31

                                     PART I
                                     ------


ITEM 1.   DESCRIPTION OF BUSINESS
------    -----------------------

(A)  BUSINESS DEVELOPMENT

Peoples Bancorp, Inc. (the "Company"), Carrollton, Georgia, was incorporated as a Georgia business corporation for the purpose of becoming a bank holding company by acquiring all of the common stock of Peoples Bank of West Georgia, Carrollton, Georgia (the "Bank") upon its formation. The Company filed applications to the Board of Governors of the Federal Reserve System (the "Board") and the Georgia Department of Banking and Finance (the "DBF") for prior approval to become a bank holding company. The Company received Board approval on December 30, 1996, and the DBF approval on December 18, 1996. The Company became a bank holding company within the meaning of the federal Bank Holding Company Act (the "Act") and the Georgia bank holding company law (the "Georgia Act") on March 3, 1997.

The Bank currently is the sole operating subsidiary of the Company. On October 11, 1996, the Bank received the approval of its Articles of Incorporation from the DBF and its permit to begin business was issued by the DBF on February 28, 1997. The Bank opened for business on March 3, 1997. The deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC").

(B)  BUSINESS OF ISSUER

The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small- to medium-sized businesses. The Company and the Bank conduct business from the office located
at 516 Bankhead Highway, Carrollton, Georgia 30117.   The Company was a
developmental stage enterprise that as of December 31, 1996, had no active business operations other than in connection with its initial offering of the shares of its common stock.

The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable Federal regulatory restrictions on the activities of bank holding companies. The Company was formed for the purpose of becoming a holding company to own 100% of the stock of the Bank. The holding company structure provides the Company with greater flexibility than the Bank. While the Company has no present plans to engage actively in any nonbanking business activities, management anticipates studying the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

The principal business of the Bank is to accept deposits from the public and to make loans and other investments in and around Carroll County, Georgia, its primary service area.

The Bank offers a full range of deposit services that are typically available from financial institutions, including NOW accounts, demand, savings and other time deposits. In addition, retirement accounts such as Individual Retirement Accounts are available. All deposit accounts are insured by the FDIC up to the maximum amount currently permitted by law.

The Bank offers a full range of commercial and consumer loans. The Bank makes loans to individuals for purposes such as home mortgage financing, personal vehicles and various consumer purchases, and other personal and family needs. The Bank makes commercial loans to businesses primarily in the primary service area for purposes such as providing equipment and machinery purchases, commercial real estate purchases and working capital.

The Bank's lending philosophy is to make loans, taking into consideration the safety of the Bank's depositors' funds, the preservation of the Bank's liquidity, the interest of the Company's shareholders, and the welfare of the community. Interest income from the Bank's lending operations is the principal component of the Bank's income, so therefore prudent lending is essential for the prosperity of the Bank.

The principal sources of income for the Bank are interest and fees collected on loans, interest and dividends collected on other investments, and mortgage brokerage fees. The principal expenses of the Bank are interest paid on deposits, employee compensation, office expenses, and other overhead expenses.

The Bank's business plan for its initial years of operation relies principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and shareholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank intends to emphasize a high degree of personalized client service in order to be able to provide for each customer's banking needs. The Bank's marketing approach will emphasize the advantages of dealing with an independent, locally-owned and managed state chartered bank to meet the particular needs of individuals, professionals and small-to- medium-size businesses in the community. All banking services will be continually evaluated with regard to their profitability and efforts will be made to modify the Bank's business plan if the plan does not prove successful. The Bank does not currently offer trust or permissible securities services.

SUPERVISION AND REGULATION
--------------------------

REGULATION OF THE BANK.  The operations of the Bank are subject to state and
----------------------
federal statutes applicable to state chartered banks whose deposits are insured by the FDIC and the regulations of the DBF and the FDIC. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuances of securities, payment of dividends, establishment of branches and other aspects of the Bank's operations. Under the provisions of the Federal Reserve Act, the Bank is subject to certain restrictions on any extensions of credit to the Company or, with certain exceptions, other affiliates, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Bank is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

The Bank, as a state chartered bank, will be permitted to branch only to the extent that banks are permitted to branch under Georgia law. In January 1996, the Georgia legislature passed a bill designed to eliminate Georgia's current intra-county branching restrictions. The new legislation provides that effective after July 1, 1996, banks in Georgia, with prior approval of the DBF (and the appropriate federal regulatory authority), may establish additional branches in up to three new counties in the state per year. On July 1, 1998, full statewide branching goes into effect as Georgia banks may establish new branches in any county in the state with prior approval of the appropriate regulatory authorities.

The FDIC adopted final risk-based capital guidelines for all FDIC insured state chartered banks that are not members of the Federal Reserve System effective December 31, 1990. As of December 31, 1992, all banks are required to maintain a minimum ratio of total capital to risk weighted assets of 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital of state chartered banks (as defined in regulations) generally consists of (i) common stockholders equity; (ii) noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks. This capital measure is generally referred to as the leverage capital ratio. The FDIC has established a minimum leverage capital ratio of 3 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite 1 under the Uniform Financial Institutions Rating System. Other financial institutions are expected to maintain leverage capital at least 100 to 200 basis points above the minimum level. Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest rate risk component to risk-based capital requirements.

     The Federal Deposit Insurance Corporation Improvement Act of 1991, enacted in December 1991 ("FDICIA"), specifies, among other things, the following five capital standard categories for depository institutions: (i) well capitalized,
(ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued final uniform regulations that became effective December 19, 1992, which, among other things, define the capital levels described above. Under the final regulations, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater,
(iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has
(i) a total risk-based capital ratio for 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater, or
(iii) a leverage ratio of less than 3%, and "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency.

     "Undercapitalized" depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails t submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is "significantly undercapitalized". Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. "Significantly undercapitalized" depository institutions may be subject to a number of additional requirements and restrictions, inclucient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

     Under FDICIA, the FDIC is permitted to provide financial assistance to an insured bank before appointment of a conservator or receiver only if (i) such assistance would be the least costly method of meeting the FDIC's insurance obligations, (ii) grounds for appointment of a conservator or a receiver exist or are likely to exist, (iii) it is unlikely that the bank can meet all capital standards without assistance and (iv) the bank's management has been competent, has complied with applicable laws, regulations, rules and supervisory directives and has not engaged in any insider dealing, speculative practice or other abusive activity.

     The Bank is subject to FDIC deposit insurance assessments for the Bank Insurance Fund ("BIF"). The FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories. Recent legislation provides that BIF insured institutions, such as the Bank, will share the Financial Corporation ("FICO") bond service obligation. Previously, only Savings Association Insurance Fund ("SAIF") insured institutions were obligated to contribute to the FICO bond service. The BIF deposit insurance premium will be less than $.02 per $100 of BIF insured deposits for the highest-rated institutions.

     On April 19, 1995, the federal bank regulatory agencies adopted uniform revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set standards for financial institutions. The revised regulation contains three evaluation tests: (a) a lending test which will compare the institution's market share of loans in low and moderate income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low and moderate income areas or individuals, (b) a services test which will evaluate the provision of services that promote the availability of credit to low and moderate income areas, and
(c) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community developments, mall and minority owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce the paperwork requirements of the current regulations and provide regulatory agencies, institutions, and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996 when evaluation under streamlined procedures began for institutions with total assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion.

     Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice (collectively, the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that the prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. The Justice Department filed suit against financial institutions which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suites have been settled (some for substantial sums) without a full adjudication on the merits.

     On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes discrimination in lending and to specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of establishing discrimination in lending were identified: (a) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, or (b) where there is no showing that the treatment was motivated by intent to discriminate against a person, and (c) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect on a protected class, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

REGULATION OF THE COMPANY.  The Company is a bank holding company within the
-------------------------
meaning of the Federal Bank Holding Company Act (the "Act") and the Georgia bank holding company law (the "Georgia Act"). As a bank holding company, the Company is required to file with the Federal Reserve Board (the "Board") an annual report and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Company and each of its subsidiaries. Bank holding companies are required by the Act to obtain approval from the Board prior to acquiring, directly or indirectly, ownership or control of more than 5% of the voting shares of a bank.

The Act also prohibits bank holding companies, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any nonbanking business (other than a business closely related to banking as determined by the Board) or from managing or controlling banks and other subsidiaries authorized by the Act or furnishing services to, or performing services for, its subsidiaries without the prior approval of the Board. The Board is empowered to differentiate between activities that are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern. The Company has no present intention to engage in nonbanking activities.

As a bank holding company, the Company is subject to capital adequacy guidelines as established by the Board. The Board established risk based capital guidelines for bank holding companies effective March 15, 1989. Beginning on December 31, 1992, the minimum required ratio for total capital to risk weighted assets became 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital (as defined in regulations of the Board) consists of common and qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets required to be deducted under the Board's guidelines. The Board's guidelines apply on a consolidated basis to bank holding companies with total consolidated assets of $150 million or more. For bank holding companies with less than $150 million in total consolidated assets (such as the Company), the guidelines will be applied on a bank only basis, unless the bank holding company is engaged in nonbanking activity involving significant leverage or has significant amount of debt outstanding that is held by the general public. The Board has stated that risk based capital guidelines establish minimum standards and that bank holding companies generally are expected to operate well above the minimum standards.

The Company is also a bank holding company within the meaning of the Georgia Act, which provides that, without the prior approval of the DBF, it is unlawful
(i) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank, or (iii) for any bank holding company to merge or consolidate with any other bank holding company.

It also is unlawful for any company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank in Georgia unless such bank has been in existence and continuously operating or incorporated as a bank for a period of five years or more prior to the date of application to the DBF for approval of such acquisition. Bank holding companies themselves are prohibited from acquiring another bank until the initial bank in the bank holding company has been incorporated for a period of twenty-four months.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), subject to certain restrictions, allows adequately capitalized and managed bank holding companies to acquire existing banks across state lines, regardless of state statutes that would prohibit acquisitions by out-of-state institutions. Further, effective June 1, 1997, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to such effective date. Some states may elect to permit interstate mergers prior to June 1, 1997. The Interstate Banking Act generally prohibits an interstate acquisition (other than the initial entry into a state by a bank holding company) that would result in either the control of more than (i) 10% of the total amount of insured deposits in the United States, or (ii) 30% of the total insured deposits in the home state of the target bank, unless such 30% limitation is waived by the home state on a basis which does not discriminate against out-of-state institutions. As a result of this legislation, the Company may become a candidate for acquisition by, or may itself seek to acquire, banking organizations located in other states.

The Riegle Community Development and Regulatory Improvement Act of 1994 (the "Improvement Act") provides for the creation of a community development financial institutions' fund to promote economic revitalization in community development. Banks and thrift institutions are allowed to participate in such community development banks. The Improvement Act also contains (i) provisions designed to enhance small business capital formation and to enhance disclosure with regard to high cost mortgages for the protection of consumers, and (ii) more than 50 regulatory relief provisions that apply to banks and thrift institutions, including the coordination of examinations by various federal agencies, coordination of frequency and types of reports financial institutions are required to file and reduction of examinations for well capitalized institutions.

Bank holding companies may be compelled by bank regulatory authorities to invest additional capital in the event a subsidiary bank experiences either significant loan losses or rapid growth of loans or deposits. In addition, the Company may be required to provide additional capital to any additional banks it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

The Company and the Bank are subject to the Federal Reserve Act, Section 23A, which limits a bank's "covered transactions" (generally, any extension of credit) with any single affiliate to no more than 10% of a bank's capital and surplus. Covered transactions with all affiliates combined are limited to no more than 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and a bank and its subsidiaries are prohibited from purchasing low quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by collateral.
The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which further limits transactions among affiliates. Sections 22(g) and 22(h) of the Federal Reserve Act and implementing regulations also prohibit extensions of credit by a state non-member bank (such as the Bank) to its directors, officers and controlling shareholders on terms which are more favorable than those afforded other borrowers, and impose limits on the amounts of loans to individual affiliates and all affiliates as a group.

The United States Congress and the Georgia General Assembly periodically consider and adopt legislation that results in, and could further result in, deregulation, among other matters, of banks and other financial institutions. Such legislation could modify or eliminate geographic restrictions on banks and bank holding companies and current prohibitions with other financial institutions, including mutual funds, securities brokerage firms, insurance companies, banks from other states and investment banking firms. The effect of any such legislation on the business of the Company or the Bank cannot be accurately predicted. The Company cannot predict what legislation might be enacted or what other implementing regulations might be adopted, and if enacted or adopted, the effect thereof.

COMPETITION
-----------

The banking business is highly competitive. The Bank competes with other commercial banks in its primary service area.

Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Bank encounters strong competition from most of the financial institutions in the Bank's primary service area. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust services, that the Bank does not provide presently. Management believes that competitive pricing and personalized service will provide it with a method to compete effectively in the primary service area.


EMPLOYEES
---------

As of December 31, 1996, the Bank employed 3 full-time employees and no part-time employees. Except for the officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. Neither the Company nor the Bank is a party to any collective bargaining agreement, and management believes the Bank enjoys satisfactory relations with its employees.

ITEM 2.   DESCRIPTION OF PROPERTIES
------    -------------------------

The operations of the Company and the Bank are conducted in temporary office buildings located at 516 Bankhead Highway, Carrollton, Georgia. The temporary office consists of a two-story brick building with approximately 3,500 square feet of space on the main floor.

The Bank's permanent quarters will consist of a main office with approximately 6,000 square feet of finished space on the first floor and 4,000 square feet of unfinished space on the second floor. The main office plans provide for six inside teller stations, from outside drive-up teller stations, and one outside automatic teller machine.

ITEM 3.   LEGAL PROCEEDINGS
------    -----------------

Neither the Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Bank's business, which management believes would have a material effect upon the operations or financial condition of the Company or the Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 1996.


                                    PART II
                                    -------

ITEM 5.   MARKET FOR ISSUER'S COMMON EQUITY AND
------    --------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

As of December 31, 1996, there was one shareholder of record of the Company's common stock. There is no established trading market for the Company's common stock, which was first issued on January 28, 1997. As of March 15, 1997, the Company had 372 shareholders of record. The Company does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company could pay dividends would be dividends paid to the Company by the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that dividends will be declared by the Company, or if declared, by the Company or, if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
------    ----------------------------------------------------------

INTRODUCTION

The Company was incorporated on August 27, 1996, for the purpose of becoming a bank holding company for the Bank. At December 31,1996, the Company was in the development stage and had no earnings from operations except for interest earned on subscription funds held in escrow. The Company's common stock offering was completed in February, 1997, and the Bank commenced operations on

March 3, 1997. The Company's plan of operations for 1997 consists primarily of gaining market share in the Bank's primary service area.

The Bank will offer a full range of commercial banking services to individual, professional and business customers in its primary service area. These services will include personal and business checking accounts and savings and other time certificates of deposit. The transaction accounts and time certificates will be at rates competitive with those offered in the Bank's primary service area. Customer deposits with the Bank will be insured to the maximum extent provided by law through the FDIC. The Bank plans to issue credit cards to act as a merchant depository for cardholder drafts under both Visa and Mastercard. The Bank intends to offer night depository and bank-by-mail services and to sell traveler's checks (issued by an independent entity) and cashier's checks. The Bank does not anticipate offering trust and fiduciary services initially and will rely on trust and fiduciary services offered by correspondent banks until the Bank determines that it is profitable to offer such services directly.

Initially, the Bank anticipates deriving its income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans and from other services. The Bank's principal expenses are anticipated to be interest expense on deposits and operating expenses.

Management believes the Company and Bank can satisfy future cash requirements indefinitely, and will not have to raise additional capital during the first twelve months of operations. The Bank intends to accept deposits and make loans and investments in accordance with an asset and liability management framework that emphasizes appropriate levels of liquidity and interest rate risk.

The Bank commenced operations in a temporary facility pending construction of a main office. Management expects to begin construction of the main office during 1997. Total construction costs are currently expected to be approximately $1,130,000. In addition, land, furnishings and equipment for the main office are expected to cost approximately $550,000.

The Company has no salaried employees and does not expect to have employees for the foreseeable future. The Bank commenced operations with 10 employees and expects to employ approximately 14 employees by the end of 1997.

ITEM 7.   FINANCIAL STATEMENTS
------    --------------------

Financial statements required by Form 10-KSB are set forth at pages F-1 through F-10 herein.

                             PEOPLES BANCORP, INC.
                       (A Development Stage Corporation)

                         Item 7.  FINANCIAL STATEMENTS


                         Index to Financial Statements
--------------------------------------------------------------------------------

Independent Auditors' Report                                   F-2


Financial Statements:

  Balance Sheet as of December 31, 1996                        F-3

  Statement of Operations for the period from March 1, 1996
   (inception) to December 31, 1996                            F-4

  Statement of Stockholder's Equity for the period from
   March 1, 1996 (inception) to December 31, 1996              F-5

  Statement of Cash Flows for the period from March 1, 1996
   (inception) to December 31, 1996                            F-6

  Notes to Financial Statements                                F-7

         [LETTERHEAD OF SNYDER, CAMP, STEWART & CO., LLP APPEARS HERE]


                          Independent Auditors' Report
                          ----------------------------



To the Board of Directors
Peoples Bancorp, Inc.


We have audited the accompanying balance sheet of Peoples Bancorp, Inc. (A development stage corporation) as of December 31, 1996, and the related statements of operations, stockholder's equity and cash flows for the period from March 1, 1996 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp, Inc. as of December 31, 1996 and the results of its operations and its cash flows from March 1, 1996 (inception) to December 31, 1996 in conformity with generally accepted accounting principles.


                                  /s/ Snyder, Camp, Stewart & Co., LLP
                                  -----------------------------------------
                                  SNYDER, CAMP, STEWART & CO., LLP

Norcross, Georgia
February 15, 1997

                             PEOPLES BANCORP, INC.
                       (A Development Stage Corporation)
                                 Balance Sheet
                               December 31, 1996

                                                         Assets
                                                      -------------

Cash                                                  $   22,841.01
Restricted cash                                        7,017,900.00
Prepaid expenses                                          17,070.00
Deferred organization costs                              110,325.76
Deposits                                                  51,631.43
Deferred income taxes                                      4,260.00
                                                      -------------

                                                      $7,224,028.20
                                                      =============

   Liabilities and Stockholder's Equity
   ------------------------------------

Liabilities:
 Stock subscription deposits                          $7,017,900.00
 Advances from organizers                                291,600.00
 Accrued expenses                                          3,219.38
 Income taxes payable                                      4,260.00
                                                      -------------

   Total liabilities                                   7,316,979.38
                                                      -------------

Stockholder's equity:
 Preferred stock, $.01 par value; 1,000,000 shares
   authorized; no shares issued or outstanding                 0.00
 Common stock, $.01 par value; 10,000,000 shares
   authorized; 1 share issued and outstanding                  0.01
 Additional paid-in capital                                    9.99
 Accumulated deficit                                     (92,961.18)
                                                      -------------

           Total stockholder's equity                    (92,951.18)
                                                      -------------

                                                      $7,224,028.20
                                                      =============

See accompanying auditors' report and notes to financial statements.

                             PEOPLES BANCORP, INC.
                       (A Development Stage Corporation)
                            Statement of Operations
       For the Period from March 1, 1996 (inception) to December 31, 1996




Income:

 Interest income               $ 21,503.75
                               -----------

           Total income          21,503.75
                               -----------

Expenses:

 Occupancy expenses              30,289.75

 Personnel expenses              64,077.38

 Marketing and advertising        6,078.82

 Office expense                   4,749.43

 Other expense                    3,896.03

 Interest                         5,373.52
                               -----------

           Total expenses       114,464.93
                               -----------

           Net loss            $(92,961.18)
                               ===========




See accompanying auditors' report and notes to financial statements.

                             PEOPLES BANCORP, INC.
                       (A Development Stage Corporation)
                       Statement of Stockholder's Equity
      For the Period from March 1, 1996 (inception) to December 31, 1996

                                                               Deficit
                                                              Accumulated
                                                 Additional   During the
                              Preferred  Common   Paid-in     Development
                                Stock    Stock    Capital       Stage        Total
                              ---------  ------  ----------  -----------  -----------

Proceeds from the sale of
 organization shares            $   -     .01        9.99             -        10.00

Net loss                            -       -           -    (92,961.18)  (92,961.18)
                                -----     ---       -----    ----------   ----------

Balance, December 31, 1996      $   -     .01        9.99    (92,961.18)  (92,951.18)
                                =====     ===       =====    ==========   ==========




See accompanying auditors' report and notes to financial statements.

                             PEOPLES BANCORP, INC.
                       (A Development Stage Corporation)
                            Statement of Cash Flows
       For the Period from March 1, 1996 (inception) to December 31, 1996


Cash flows from operating activities:
 Net loss                                              $  (92,961.18)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
   Increase in prepaid expenses                           (17,070.00)
   Increase in deferred expenses                         (110,325.76)
   Increase in accrued expenses                             3,219.38
   Increase in income taxes payable                         4,260.00
Deferred tax benefit                                       (4,260.00)
                                                       -------------

    Net cash used by operating activities                (217,137.56)
                                                       -------------

Cash flows from investing activities:
Deposits on equipment                                     (51,631.43)
                                                       -------------

    Net cash used by investing activities                 (51,631.43)
                                                       -------------

Cash flows from financing activities:
Stock subscription proceeds                             7,017,900.00
 Proceeds from the sale of organization shares                 10.00
 Increase in advances from organizers                     291,600.00
                                                       -------------

    Net cash provided by financing activities           7,309,510.00
                                                       -------------

Net increase in cash and cash equivalents               7,040,741.01

Cash and cash equivalents at beginning of period             -
                                                       -------------

Cash and cash equivalents at end of period             $7,040,741.01
                                                       =============

Supplemental cash flow information
----------------------------------

Interest paid                                          $    2,154.14
                                                       =============


See accompanying auditors' report and notes to financial statements.

                             PEOPLES BANCORP, INC.
                       (A Development Stage Corporation)
                         Notes to Financial Statements
                               December 31, 1996


(1) Organization and Summary of Significant Accounting Policies
    -----------------------------------------------------------

   Peoples Bancorp, Inc. (the "Company") was incorporated on August 27, 1996, for the purpose of becoming a bank holding company for its proposed wholly-owned subsidiary, Peoples Bank of West Georgia (the "Bank"), which will operate in the Carroll County area. The organizers of the Bank filed a joint application to charter the Bank with the Department of Banking and Finance and the Federal Deposit Insurance Corporation. The Company also filed an application to become a bank holding company with the Federal Reserve Bank of Atlanta.

   As of February 15, 1997, both the Company and the Bank had received preliminary regulatory approval to proceed with their organizational efforts; however, neither had commenced operations, and all stock subscription proceeds remained in escrow. Accordingly, the Bank had not been capitalized and the Bank had no financial activity through this date.

   Prior to the Company's incorporation on August 27, 1996, organizational and pre-opening activities were conducted by the organizers. Expenditures on behalf of the Company by the organizers are considered expenditures of the Company. Costs of organizing the Company have been capitalized and will be amortized over five years using the straight-line method upon commencement of operations. Costs of the intended common stock offering have been deferred
   and will be offset against the proceeds of the offering.   Additional costs
   are expected to be incurred for both organization costs and stock offering costs.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, deposits with banks, and liquid debt instruments purchased with maturities of less than three months.

   Financial instruments that potentially subject the Company to credit risk include deposits with financial institutions. The Company has deposit and escrow relationships with high credit quality financial institutions. Accordingly, the Company believes no significant concentration of credit risk exists with respect to its deposit balances with financial institutions. The fair values of cash and interest bearing borrowings approximate their carrying amounts.

   Deferred income taxes are provided using the liability method to measure tax consequences resulting from differences between certain financial accounting standards and applicable income tax laws.

                             PEOPLES BANCORP, INC.
                       (A Development Stage Corporation)
                    Notes to Financial Statements, continued
                               December 31, 1996


(2) Common Stock Offering
    ---------------------

   The Company filed a Registration Statement on Form SB-1 with the Securities and Exchange Commission offering for sale a minimum of 625,000 and a maximum of 800,000 shares of the Company's $.01 par value common stock at $10 per share. As of February 15, 1997, the Company had received subscriptions to purchase 800,000 shares of its common stock for an aggregate purchase price of $8,000,000. Subscription proceeds remained in escrow as of this date, pending issuance of shares and receipt of routine regulatory approvals.

(3) Advances from Organizers
    ------------------------

   Advances from organizers at December 31, 1996 consist of the following:


           Line of credit balance             $270,600
           Direct advances from organizers      21,000
                                              --------

                                              $291,600
                                              ========

   Prior to incorporation, the organizers secured a line of credit with a maximum limit of $350,100. Organizational costs, pre-opening expenses, and offering expenses incurred prior to the successful completion of the sale of the common stock will be funded through the use of this line. The line has a maturity date of April 18, 1997 and carries an initial interest rate of 8.25%, which varies with the prime rate. The direct organizer advances are noninterest bearing. The organizers will be reimbursed from the proceeds of the offering.

(4) Stock Option Plan
    -----------------

   The Company plans to offer stock options for as many as 75,000 shares of its common stock to certain Bank officers. The per share exercise price for all options granted pursuant to the plan will be equal to the initial offering price of $10. The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock - Based Compensation," (SFAS No. 123) in October 1995. SFAS No. 123 allows companies either to (i) continue to measure compensation cost based on the "intrinsic value" method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25) or (ii) adopt a "fair value" method of accounting for all employee stock-based compensation; provided, however that in either case companies will be required to significantly expand disclosures related to stock-based employee compensation arrangements (including the pro forma amount of net income and earnings per share as if the new "fair value" method were adopted, for those companies choosing to retain the "intrinsic value" method of APB No. 25). The accounting requirements, as specified in SFAS No. 123, apply to all stock-based awards granted, modified or settled in cash in fiscal years beginning after December 15, 1995. The Company expects to utilize the accounting for stock issued to employees prescribed by APB No. 25 and, therefore, the impact on the Company of this change in accounting principle will be only to increase its disclosure requirements.

                             PEOPLES BANCORP, INC.
                       (A Development Stage Corporation)
                    Notes to Financial Statements, continued
                               December 31, 1996


(5) Stockholder's Equity
    --------------------

   The Company's Articles of Incorporation authorize it to issue up to 10,000,000 shares of Common Stock, par value $.01 per share. The Company's Articles of Incorporation also authorize the issuance of 1,000,000 shares of Preferred Stock, par value $.01 per share, which may be issued in one or more series with such preferences, limitations and rights as shall be determined by the Board of Directors of the Company. No Preferred Stock has been issued, and there are no plans at this time to issue Preferred Stock in the future.

(6) Deposits
    --------

   As of December 31, 1996, the Company had paid to vendors deposits to secure the delivery of various types of equipment to be used by the Bank. The aggregate remaining outlay expected to be required to purchase such equipment approximates $75,000.

(7) Income Taxes
    ------------

   Taxes applicable to income for the period from March 1, 1996 (inception) to December 31, 1996 are as follows:

                        Amount
                       --------
Current:
 Federal               $ 3,043
 State                   1,217
                       -------
                         4,260
                       -------
Deferred:
 Federal                (3,043)
 State                  (1,217)
                       -------
                        (4,260)
                       -------

  Total tax expense    $   -0-
                       =======


   The tax effects of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and other items that give rise to deferred tax assets at December 31, 1996 are as follows:

        Description                       Amount
        -----------                      --------

Deferred tax assets:
  Deferred expenses                      $ 45,786
  Other items                              (2,592)
                                         --------
      Total gross deferred tax assets      43,194
      Less valuation allowance            (38,934)
                                         --------
      Net deferred tax assets            $  4,260
                                         ========


                             PEOPLES BANCORP, INC.
                       (A Development Stage Corporation)
                    Notes to Financial Statements, continued
                               December 31, 1996



(7) Income Taxes, continued
    -----------------------
    Total tax expense reflected in the accompanying statement of operations differs from amounts computed at maximum statutory rates as follows:



                Description                           Amount
                -----------                          --------
    Federal income tax benefit at statutory rates    $(31,607)
    Deferred tax valuation allowance                   38,934
    Other, net                                         (7,327)
                                                     --------

                                                     $    -0-
                                                     ========


(8) Commitments
    -----------

    The organizers of the Company have entered into an agreement with an organizer of the Company for the purchase of an office facility to be used as the site of the Company's and the Bank's operating office. The contract purchase price is $300,000.

    The organizers of the Bank have entered into an employment agreement with one of the organizing directors to serve as President and Chief Executive Officer of the Company and the Bank providing for an annual base salary, the right to receive a bonus (based upon performance standards), the right to receive stock options, and other customary executive benefits.

    Prior to incorporation, the organizers entered into an operating lease for use by the Company's proposed subsidiary. The lease requires monthly rental payments of $2,500 and will expire in March 1998. Rental payments, amounting to $25,000, have been recognized as expense through December 31, 1996.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------    ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

There are no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III
                                    --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
------    ----------------------------------------------------
          PERSONS
          -------

     The following table sets forth the name of each director of the Company, his or her age, and a brief description of their principal occupation and business experience for the preceding five years. Except as otherwise indicated, each director has been or was engaged in his or her present or last principal occupation, in the same or similar position for more than five years.

NAME                  AGE                       PRINCIPAL OCCUPATION
--------------------  ---  --------------------------------------------------------------
Timothy I. Warren      36  Mr. Warren is the President, Chief Executive Officer and a
                           Director of the Company and the Bank.  Mr. Warren was
                           President, Chief Executive Officer and a Director of the
                           Community Bank of Carrollton from April 1991 to July
                           1996, when that bank was merged into Regions Bank, and
                           the President, Chief Executive Officer and Director of the
                           Bank of Villa Rica from February, 1996 and until that bank was also merged into Regions Bank in July 1996.  Mr.
                           Warren then served as an area manager for Regions Bank in
                           the former bank market areas until leaving Regions Bank in
                           August 1996 to assume his current positions with the
                           Company and the Bank.

Steve R. Adams         44  Mr. Adams founded West Georgia Ambulance (providing
                           emergency ambulance service) and Adams Transportation
                           (providing multi-transportation services).  In January, 1996,
                           Mr. Adams sold West Georgia Ambulance to AMR, a
                           publicly-traded company listed on the New York Stock
                           Exchange.  Mr. Adams remains the Chief Operating Officer
                           of the West Georgia Division of AMR.

John B. Bohannon       49  Mr. Bohannon has been President of First Realty
                           Association, Inc. since 1974.
Ann C. Carter          48  Ms. Carter is an interior design specialist.


NAME                  AGE                       PRINCIPAL OCCUPATION
--------------------  ---  --------------------------------------------------------------
Lester H. Harmon       50  Mr. Harmon has been the owner and President of West
                           Georgia Crown and Bridge since 1974.
William P. Johnson     63  Mr. Johnson has practiced law in Carrollton, Georgia since
                           1957, and is a senior partner in the law firm of Johnson,
                           Dangle and Parmer.  Mr. Johnson currently is the President of Universal Furniture, and a Director of Temple
                           Manufacturing.
Phillip Kauffman       50  Since December, 1989, Mr. Kauffman has been the
                           President of Leuco-Henderson, a tooling manufacturer since
                           1989.
Jeff R. Matthews       40  Mr. Matthews has been self-employed as a timber dealer and real estate developer since 1978.
Charles J. Puckett     63  Mr. Puckett has been the owner and President of People's
                           Dodge/Chrysler/Jeep since 1977.
William C. Seaton      48  Mr. Seaton has been the President of Seaton Development
                           Co., Inc., a real estate development company, since May
                           1973.  From August 1985 until January, 1995, Mr. Seaton
                           co-owned Eagle Outdoor Advertising, Inc., which is
                           involved in building and marketing billboards.  Mr. Seaton has been the sole owner of that firm since January 1995.
Mark S. Swindle        48  Mr. Swindle has been President of BSA Activewear, a
                           manufacturer of active sportswear apparel, since May,
                           1989.

All of the Company's directors have served in such capacity since the inception of the Company in 1996. There are no arrangements or understandings between the Company and any person pursuant to which any of the above persons have been or will be elected a director. There are no family relations between any of the directors or executive officers. No director is a director of another bank or bank holding company.

The Company's Articles of Incorporation provide for a classified Board of Directors with approximately one-third of the members standing for election each year. At the Company's 1997 Annual Meeting, three members of the Board will be elected for a three-year term. The three directors whose terms will expire at the 1997 Annual Meeting of the Company and who are standing for re-election for a term expiring in 2000 are Ms. Carter and Messrs. Harmon and Seaton. The remaining directors' terms expire as follows: Messrs. Adams, Bohannon, Matthews and Swindle in 1998 and Messrs. Johnson, Kaufman, Puckett and Warren in 1999.

The following table sets forth the name of the current Executive Officers of the Bank who are not directors of the Company, their age and principal occupation for the last five years. Executive Officers of the Company and the Bank are elected annually by the Board of Directors.


NAME
-------------------  AGE                      PRINCIPAL OCCUPATION
                     ---  ------------------------------------------------------------
Elaine B. Lovvorn    53   Elaine Lovvorn is Secretary of the Company and Senior
                          Vice President, Chief Financial Operations Officer of the
                          Bank.  Mrs. Lovvorn assisted in the organization of Carroll
                          National Bank in July 1987, and served as that bank's
                          Cashier through September 1991 when it was acquired by
                          Synovus Financial Corporation.  She then joined The
                          Community Bank of Carrollton as a Senior Vice President
                          and Controller in March, 1992, remaining there through
                          February 1994 before returning to her home town of
                          Bowdon to serve as the manager of a $40 million branch of
                          Carrollton Federal Savings and Loan Association.  Mrs.
                          Lovvorn then rejoined The Community Bank in November
                          1994 and remained there through August 1996, when that
                          bank was converted into a Regions Bank branch and Mrs.
                          Lovvorn joined the Company.

 David L. Bryan      33   David Bryan is the Senior Credit Officer of the Bank.  Mr.
                          Bryan served as Assistant Vice President of NationsBank
                          from April 1987 to November 1992.  He was an Assistant
                          Vice President of First Commerce Bank Cornelia, Georgia
                          from November of 1992 until September of 1994 when he
                          joined the Bank of Villa Rica.  Mr. Bryan served as Senior
                          Credit Officer and Vice President of the Bank of Villa Rica
                          until he joined the Bank in January of 1997.


ITEM 10.  EXECUTIVE COMPENSATION
-------   ----------------------

EXECUTIVE COMPENSATION

The Company does not separately compensate any of its directors or executive officers. The following sets forth certain information concerning the compensation of the Bank's chief executive officer during fiscal year 1996. No other executive officer received annual compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation
                              ----------------------------------------
                                                                        Long Term
                                                                       Compensation
                                                                          Awards
                                                                       ------------
                                                      Other Annual      Securities       All Other
Name and Principal    Fiscal                          Compensation      Underlying      Compensation
Position               Year   Salary ($)   Bonus ($)      ($)(1)        Options (#)         ($)
--------------------  ------  ----------   --------   ------------      -----------     ------------
Timothy I. Warren      1996   $38,047.53          -              -                -              (2)
President and
Chief Executive
 Officer

(1) Compensation does not include any perquisites and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such person.

(2) Pursuant to Mr. Warren's Employment Agreement with the Bank, Mr. Warren will be entitled to one years' annual base salary as severance pay upon termination of his employment without cause.

EMPLOYMENT AGREEMENT

          Timothy I. Warren has entered into an employment agreement with the Bank to serve as President and Chief Executive Officer of the Company and the Bank providing for an annual minimum base salary of $135,000. Mr. Warren agreed to be paid at the annual rate of $100,000 until the Company accepted subscriptions for the minimum 625,000 shares. Mr. Warren may receive a performance bonus ranging from 0% to 50% of annual base salary and will be awarded based upon the Bank's performance and upon the Bank's composite rating received in its most recent report of examination by its primary Federal regulatory authority.

          In addition, the Company also intends to implement an Employee Incentive Stock Option Plan for employees of the Bank and reserve a total of 75,000 shares out of the Company's total authorized shares for this purpose. The Company currently expects to grant options with respect to 15,000 shares to Mr. Warren under the terms of his employment agreement, with an exercise price per share equal to the initial offering price of $10.00.

          Mr. Warren's employment agreement also provides for employee benefits such as annual vacation, the use of a Bank-owned automobile, life and medical insurance with dependent coverage, dental insurance, country club membership and reimbursement for reasonable business related expenses.

          Mr. Warren's employment agreement provides for a severance pay for Mr. Warren in the event of Mr. Warren's termination (except for cause) after a change of control of the Bank. Under the employment agreement, the term "control" means the acquisition of 25 percent or more of the voting securities of the Bank by any person, or persons acting as a group within the meaning of
Section 13(d) of the Securities Exchange Act of 1934 or the acquisition of between 10 percent and 25% if the Board of Directors of the Bank or the Comptroller of the Currency, the Federal Deposit Insurance Corporation or the Federal Reserve Bank has made a determination that such acquisition constitutes or will constitute control of the Bank.

          The employment agreement provides that if the employee is terminated after 365 days as a result of change of control, the employee shall be entitled to receive his salary through the last day of the calendar month of the termination, or payment in lieu of the notice period. In addition, Mr. Warren would receive an amount equal to three times his then existing annual base salary. The employment agreement further provides that the payment shall also be made in connection with, or within 120 days after, a change of control of the Bank if such change of control was opposed by Mr. Warren on the

Bank's Board of Directors. This payment would be in addition to any amount otherwise owed to the employee pursuant to the employment agreement.

          In the event of a change of control, the following items would be automatically considered due and payable to Mr. Warren under the employment agreement: (i) non-forfeitable deferred compensation shall be paid in full:
(ii) long-term performance plan objective payments as described in Section II, 2, f, shall be declared accomplished and earned based upon performance up to date of the change of control; and (iii) in the event that the employee is a participant in a restricted stock plan, or share option plan, and such plan is terminated involuntarily as a result of the change of control, all stock and options shall be declared 100% vested and distributed.

DIRECTOR COMPENSATION

          The Company and the Bank do not compensate any of its directors for their services as directors. The directors of the Company and the Bank may not receive a fee for attending Board meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
-------   -----------------------------------------
          OWNERS AND MANAGEMENT
          ---------------------


                             PRINCIPAL SHAREHOLDERS

          The following table sets forth certain information regarding the shares of common stock of the Company owned as of the record date (i) by each person who beneficially owns more than 5% of shares of common stock of the Company, (ii) by each of the Company's directors and (iii) by all directors and executive officers of the Company as a group.

                                               Number of Shares      Percentage
Name/(1)/                                      and Options/(2)/   Ownership/(3)/
---------                                      -----------------  ----------------
Steve R. Adams                                     15,000              1.8
Organizer and Director
John B. Bohannon                                   20,000/(4)/         2.4
Organizer and Director
Ann C. Carter                                      10,000              1.2
Organizer and Director
Lester H. Harmon                                   11,000              1.3
Organizer and Director

                                               Number of Shares      Percentage
Name/(1)/                                      and Options/(2)/   Ownership/(3)/
---------                                      -----------------  ----------------
William P. Johnson                                 60,000              7.3
Organizer and Director
306 Tanner St., Carrollton, Georgia
 30117
Phillip Kauffman                                   50,000              6.1
Organizer and Director
500 Ind. Ct. West, Villa Rica, Georgia
 30180
Jeff R. Matthews                                   32,700/(5)/         4.1
Organizer and Director
Charles J. Puckett                                 88,800/(6)/        10.8
2208 Bankhead Highway, Carrollton,
 Georgia  30117
William C. Seaton                                  10,000/(7)/         1.2
Organizer and Director
Mark S. Swindle                                    10,000              1.2
Organizer and Director
Timothy I. Warren                                  25,400/(8)/         3.1
President, Chief Executive Officer,
 Organizer and Director
All current directors and executive/(2)(3)/       336,600             42.1%
 officers as a group (12 persons)                 =======

(1) Except as otherwise indicated, the persons named in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information as to beneficial ownership has been furnished by the respective persons listed in the above table.

(2) Includes shares deemed to be beneficially owned through the right to exercise options (which will be granted) within 60 days.

(3) Based upon 800,000 shares outstanding as of March 15, 1997.

(4) Includes 7,500 Shares held by Mr. Bohannon's wife and 12,500 Shares owned jointly by them and with respect to which Mr. Bohannon will share voting and investment power.

(5) Includes 2,700 shares held by Mr. Matthews as custodian for his minor children.

(6) Includes 10,000 shares held by Mr. Puckett's spouse.

(7) Includes 3,000 Shares held by Mr. Seaton as custodian for his minor children.

(8) Includes 100 Shares owned by Mr. Warren's wife and 300 Shares held by Mr. Warren as custodian for his minor children. Includes 15,000 shares that will be subject to options to be granted to Mr. Warren under the terms of his employment agreement. Those options will be immediately exercisable at an exercise price of $10.00 per share and expire ten years from the date of grant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

Certain executive officers and directors of the Company and the Bank, and principal shareholders of the Company and affiliates of such persons have, from time to time, will engage in banking transactions with the Bank. All loans or other extensions of credit will be made by the Bank to such individuals in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated parties and will be believed by management to not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1996, there were no loans to executive officers and directors of the Company and the Bank, and principal shareholders of the Company and affiliates of such persons.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

(A)       1.  FINANCIAL STATEMENTS
          ------------------------

          The consolidated financial statements, notes thereto and independent auditors' report thereon, filed as part hereof, are listed in Item X.

          2.  FINANCIAL STATEMENT SCHEDULES
          ---------------------------------

          All schedules have been omitted as the required information is not applicable.

          3.  EXHIBITS
          -------------

          Exhibit Numbers
          ---------------

          3.1*  Articles of Incorporation
          3.2*  Bylaws
          10.1* Employment Contract between Timothy I. Warren and the Company
          21.1 Subsidiaries of the Company. The sole subsidiary of the Company is Peoples Bank of West Georgia, Carrollton, Georgia, which is wholly-owned by the Company.

          *Items 3.1 through 10.1, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the

          Company's Registration Statement (Registration No. 333-12293) and such documents are incorporated herein by reference.

(B)   REPORTS ON FORM 8-K
      -------------------

          No Reports on Form 8-K have been filed during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 1997.

PEOPLES BANCORP, INC.


By: /s/ Timothy I. Warren
   -------------------------------------
   Timothy I. Warren
   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 1997.

     Signature           Title
     ---------           -----


 /s/ Timothy I. Warren                     President (Principal Executive
-----------------------------------------  Officer) and Director
Timothy I. Warren


 /s/ Steve R. Adams                        Director
-----------------------------------------
Steve R. Adams


 /s/ John B. Bohannon                      Director
-----------------------------------------
John B. Bohannon


 /s/ Ann C. Carter                         Director
-----------------------------------------
Ann C. Carter


 /s/ Lester H. Harmon                      Director
-----------------------------------------
Lester H. Harmon


 /s/ William P. Johnson                    Director
-----------------------------------------
William P. Johnson



                      [SIGNATURES CONTINUED ON NEXT PAGE]

     Signature                             Title
     ---------                             -----



 /s/ Phillip Kaufman                       Director
-----------------------------------------
Phillip Kaufman


                                           Director
-----------------------------------------
Jeff R. Mathews


 /s/ Charles J. Puckett                    Director
-----------------------------------------
Charles J. Puckett


 /s/ William C. Seaton                     Director
-----------------------------------------
William C. Seaton


 /s/ Mark S. Swindle                       Director
-----------------------------------------
Mark S. Swindle


 /s/ Elaine B. Lovvorn                     Senior Vice President and
-----------------------------------------  Principal Financial Officer
Elaine B. Lovvorn