Form 10QSB
period 1997-03-31
PEOPLES BANCORP INC /GA/
filed 1997-05-13
CIK 1021972

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934
     For the quarterly period ended    March 31, 1997
                                     ------------------


[_] Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from __________________ to _____________________


Commission file number          333-12293
                      ----------------------------------------------------------


                             PEOPLES BANCORP, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)




              Georgia                                             58-2265412
   (State or Other Jurisdiction of                             (I.R.S. Employer
   Incorporation or Organization)                            Identification No.)

                    516 Bankhead Highway, Carrollton, Georgia 30117
--------------------------------------------------------------------------------
                       (Address of Principal Executive Offices)

                                (770) 838-9608
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No_______
    -----


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 1997, there were 800,000 shares of Issuer's $.01 par value common stock outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes _______  No    X
                 -----

                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS
                                    ITEM 1.
                     PEOPLES BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1997
                                  (UNAUDITED)

                                                ASSETS
                                                ------

Cash and due from banks                                                                  $     185,293
Federal funds sold                                                                           7,491,132
Securities available-for-sale, at fair value                                                 2,479,375

Loans                                                                                          786,744
Less allowance for loan losses                                                                   9,000
                                                                                         -------------
     Loans, net                                                                                777,744
                                                                                         -------------

Premises and equipment                                                                         167,050
Other assets                                                                                   120,658
                                                                                         -------------

     Total assets                                                                        $  11,221,252
                                                                                         =============


                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   ------------------------------------

Deposits
  Demand                                                                                 $     301,309
  Interest-bearing demand                                                                    1,292,825
  Savings                                                                                       41,624
  Time deposits                                                                              1,807,039
                                                                                         -------------
     Total deposits                                                                          3,442,797
  Other liabilities                                                                             29,483
                                                                                         -------------
     Total liabilities                                                                       3,472,280
                                                                                         -------------

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, par value $.01; 1,000,000 shares authorized; none issued                           -
Common stock, par value $.01; 10,000,000 shares authorized; 800,000 shares issued                8,000
Capital surplus                                                                              7,970,587
Accumulated deficit                                                                           (215,431)
Unrealized losses on securities available-for-sale                                             (14,184)
                                                                                         -------------
     Total stockholders' equity                                                              7,748,972
                                                                                         -------------

Total liabilities and stockholders'  equity                                              $  11,221,252
                                                                                         =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     PEOPLES BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)

INTEREST INCOME
  Loans                                                                                  $       9,210
  Taxable securities                                                                             8,469
  Federal funds sold and securities purchased under resell agreements                          101,010
                                                                                         -------------
     Total interest income                                                                     118,689
                                                                                         -------------

INTEREST EXPENSE
  Deposits                                                                                       8,646
  Other borrowings                                                                               3,446
                                                                                         -------------
     Total interest expense                                                                     12,092
                                                                                         -------------

     Net interest income                                                                       106,597
PROVISION FOR LOAN LOSSES                                                                        9,000
                                                                                         -------------
     Net interest income after provision for loan losses                                        97,597
                                                                                         -------------

OTHER OPERATING INCOME                                                                             910
                                                                                         -------------

OTHER EXPENSES
  Salaries and other employee benefits                                                         110,932
  Occupancy and equipment expenses                                                              17,494
  Other operating expenses                                                                      92,551
                                                                                         -------------
                                                                                               220,977
                                                                                         -------------

     Loss before income taxes                                                                 (122,470)

INCOME TAX EXPENSE                                                                                   -
                                                                                         -------------

     Net loss                                                                            $    (122,470)
                                                                                         =============

     Net loss per share of common stock                                                  $       (0.36)
                                                                                         =============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                            337,778
                                                                                         =============

CASH DIVIDENDS PER SHARE OF COMMON STOCK                                                 $           -
                                                                                         =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)

OPERATING ACTIVITIES
  Net loss                                                                               $    (122,470)
  Adjustments to reconcile net loss to  net cash used in operating activities:
     Depreciation and amortization                                                               4,691
     Provision for loan losses                                                                   9,000
     Increase in interest receivable                                                           (26,490)
     Increase in interest payable                                                                8,171
     Other operating activities                                                                 28,506
                                                                                         -------------

          Net cash used in operating activities                                                (98,592)
                                                                                         -------------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale                                                (2,493,559)
  Net increase in Federal funds sold                                                        (7,491,132)
  Net increase in loans                                                                       (786,744)
  Purchase of premises and equipment                                                          (118,708)
                                                                                         -------------

          Net cash used in investing activities                                            (10,890,143)
                                                                                         -------------

FINANCING ACTIVITIES
  Net increase in deposits                                                                   3,442,797
  Repayment of advances from organizers                                                       (291,600)
  Proceeds from sale of common stock                                                           982,090
                                                                                         -------------

          Net cash provided by financing activities                                          4,133,287
                                                                                         -------------

Net decrease in cash and due from banks                                                     (6,855,448)

Cash and due from banks, beginning of period                                                7,040,741
                                                                                         -------------

Cash and due from banks, end of period                                                   $     185,293
                                                                                         =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during period for:
     Interest                                                                            $       3,921

     Income taxes                                                                                3,100

NONCASH TRANSACTION
  Unrealized losses on securities available-for-sale                                            14,184

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     PEOPLES BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



     NOTE 1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

          Peoples Bancorp, Inc. (the Company) is a one-bank holding company whose business is conducted by its wholly-owned subsidiary, Peoples Bank of West Georgia (the Bank). The Bank is a commercial bank located in Carrollton, Carroll County, Georgia. The Company completed the sale of its common stock and had obtained all necessary regulatory approvals to commence operations in February of 1997. The Company sold a total of $8,000,000 of its common stock and capitalized the Bank with $6,000,000 on February 21, 1997. The Bank commenced operations on March 3, 1997.

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustment) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

          The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

          NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effective date of this statement is for financial statements issued for periods ending after December 15, 1997. The adoption of this Statement is not expected to have a material effect on earnings (losses) per share.

                     PEOPLES BANCORP, INC. AND SUBSIDIARY

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

As of March 31, 1997, the Company had total assets of $11.2 million. The Company raised $8 million from the sale of its common stock and has received $3.4 million in deposits since the commencement of operations on March 3, 1997. The Company has invested the proceeds from its stock sale and deposit growth in Federal funds sold ($7.5 million), U. S. Treasury and Agency securities ($2.5 million) and loans ($787,000). The Company expects that loan and deposit growth will be significant during its first year of operations. This growth is not uncommon for de novo banks.

LIQUIDITY
---------

As of March 31, 1997, the Bank's liquidity ratio was far in excess of its target ratio, due to its investment in Federal funds sold. As loan growth increases, the Bank's liquidity will decrease rapidly to levels more in line with its target ratio of 30%.

CAPITAL
-------

The minimum capital requirements for banks and bank holding companies require a leverage capital to assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4%, and total capital to risk-weighted assets of at least 8%. The Company and the Bank's capital ratios are far in excess of these regulatory requirements. As asset growth continues, these ratios will decrease rapidly to levels closer to, but still in excess of the regulatory minimum requirements.

RESULTS OF OPERATIONS
---------------------

The Company commenced its operations on March 3, 1997. Prior to the commencement, the Company was engaged in activities involving the formation of the Company, selling its common stock and obtaining necessary regulatory approvals. The Company incurred operating losses totaling $157,000 during its organizational period ($93,000 in 1996 and $64,000 in 1997). The Company incurred total organizational and stock issue costs of $105,000 of which $84,000 has been capitalized to be amortized over a period of sixty months, and $21,000 has been shown as a reduction of capital surplus. During its first weeks of operations, the Company has incurred additional operating losses of $51,000. The Company expects that it will continue to incur operating losses during its first full year of operations, until the increase in loans and other interest-earning assets will generate the income necessary to cover interest expense and other operating expenses.

The Company is not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources, or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

          27. Financial Data Schedule

       (b) Reports on Form 8-K

          Issuer filed a Current Report on Form 8-K on April 25, 1997 to report a change in Issuer's certifying accountant pursuant to Item 4 of Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PEOPLES BANCORP, INC.
                                    (Registrant)



Date: May 12, 1997            By: /s/ Timothy I. Warren
                                 -----------------------------------------------
                                 Timothy I. Warren, President
                                 and Chief Executive Officer
                                 (Principal Executive Officer)



Date: May 12, 1997            By: /s/ Elaine B. Lovvorn
                                 -----------------------------------------------
                                 Elaine B. Lovvorn, Secretary and Treasurer
                                 (Principal Financial and Accounting Officer)