Form 10QSB
period 1997-06-30
PEOPLES BANCORP INC /GA/
filed 1997-08-11
CIK 1021972

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended      June 30, 1997
                                        ----------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from __________  to __________

                       Commission File Number:  333-12293


                              Peoples Bancorp, Inc.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Georgia                                  58-2265412
    ---------------------                      ---------------------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                   Identification No.)

                516 Bankhead Highway, Carrollton, Georgia 30117
           ---------------------------------------------------------
                    (Address of principal executive offices)

                               (770) 838-9608
                 --------------------------------------------
                          (Issuer's telephone number)

                                      N/A
    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ------      ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes        No
    ------    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1997: 800,000

Transitional Small Business Disclosure Format (Check One)  Yes      No  X
                                                               -----  -----

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

                                     INDEX
                                     -----

                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements
            Consolidated Balance Sheet - June 30, 1997................... 3

            Consolidated Statements of Operations - Three and Six
               Months Ended June 30, 1997................................ 4

            Consolidated Statement of Cash Flows - Six
               Months Ended June 30, 1997.......................... 5 and 6

            Notes to Consolidated Financial Statements................... 7

          Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations................ 8

PART II.  OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K...................... 9

          Signatures.................................................... 10


                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS

                     PEOPLES BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997
                                  (Unaudited)


                                   Assets
                                   ------
Cash and due from banks                                                                         $         219,889
Federal funds sold                                                                                      5,983,171
Securities available-for-sale, at fair value                                                            4,001,283

Loans                                                                                                   4,573,865
Less allowance for loan losses                                                                             46,000
                                                                                              --------------------
          Loans, net                                                                                    4,527,865
                                                                                              --------------------

Premises and equipment                                                                                    192,458
Other assets                                                                                              182,002
                                                                                              --------------------

          Total assets                                                                          $      15,106,668
                                                                                              ====================

                         Liabilities and Stockholders' Equity
                         ------------------------------------
Deposits
    Demand                                                                                      $         734,984
    Interest-bearing demand                                                                             2,006,829
    Savings                                                                                               116,677
    Time                                                                                                4,527,558
                                                                                              --------------------
          Total deposits                                                                                7,386,048
Other liabilities                                                                                          44,178
                                                                                              --------------------
          Total liabilities                                                                             7,430,226
                                                                                              --------------------

Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, par value $.01; 1,000,000 shares authorized; none issued                                  -
    Common stock, par value $.01; 10,000,000 shares authorized; 800,000 shares issued                       8,000
    Capital surplus                                                                                     7,970,587
    Accumulated deficit                                                                                  (308,151)
    Unrealized gains on securities available-for-sale                                                       6,006
                                                                                              --------------------
          Total stockholders' equity                                                                    7,676,442
                                                                                              --------------------

          Total liabilities and stockholders' equity                                            $      15,106,668
                                                                                              ====================


The accompanying notes are an integral part of these consolidated financial statements.

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)



                                                                      Three Months                  Six Months
                                                                     Ended June 30,                Ended June 30,
                                                                          1997                          1997
                                                                    ---------------               ---------------
Interest income
    Loans                                                           $        75,172               $        84,382
    Taxable securities                                                       52,500                        60,969
    Federal funds sold and securities purchased
        under resell agreements                                              90,712                       191,722
                                                                    ----------------              ----------------
              Total interest income                                         218,384                       337,073
                                                                    ----------------              ----------------

Interest expense
    Deposits                                                                 53,770                        62,416
    Other borrowings                                                            -                           3,446
                                                                    ----------------              ----------------
              Total interest expense                                         53,770                        65,862
                                                                    ----------------              ----------------

              Net interest income                                           164,614                       271,211
Provision for loan losses                                                    37,000                        46,000
                                                                    ----------------              ----------------
              Net interest income after provision for loan losses           127,614                       225,211
                                                                    ----------------              ----------------

Other operating income                                                       17,932                        18,842
                                                                    ----------------              ----------------

Other expenses
    Salaries and other employee benefits                                    129,971                       240,903
    Occupancy and equipment expenses                                         27,284                        44,778
    Other operating expenses                                                 81,000                       173,561
                                                                    ----------------              ----------------
                                                                            238,255                       459,242
                                                                    ----------------              ----------------

              Net loss before income taxes                                  (92,709)                     (215,189)

Income tax expense                                                              -                             -
                                                                    ----------------              ----------------

              Net loss                                              $       (92,709)                 $   (215,189)
                                                                    ================              ================


              Net loss per share of common stock                    $         (0.12)              $         (0.38)
                                                                    ================              ================

Weighted average shares outstanding                                         800,000                       570,166
                                                                    ================              ================

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)

OPERATING ACTIVITIES
    Net loss                                                     $     (215,189)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                                    11,101
        Provision for loan losses                                        46,000
        Increase in interest receivable                                 (89,571)
        Increase in interest payable                                     28,975
        Other operating activities                                       22,231
                                                                 ---------------

              Net cash used in operating activities                    (196,453)
                                                                 ---------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                       (3,995,277)
    Net increase in Federal funds sold                               (5,983,171)
    Net increase in loans                                            (4,573,865)
    Purchase of premises and equipment                                 (148,624)
                                                                 ---------------

              Net cash used in investing activities                 (14,700,937)
                                                                 ---------------

FINANCING ACTIVITIES
    Net increase in deposits                                          7,386,048
    Repayment of advances from organizers                              (291,600)
    Proceeds from sale of common stock                                  982,090
                                                                 ---------------

              Net cash provided by financing activities               8,076,538
                                                                 ---------------


                     PEOPLES BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)

Net decrease in cash and due from banks                      $(6,820,852)

Cash and due from banks, beginning of period                   7,040,741
                                                             -----------

Cash and due from banks, end of period                       $   219,889
                                                             ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for:
        Interest                                             $    36,887

        Income taxes                                         $     4,200

NONCASH TRANSACTION
    Unrealized gains on securities available-for-sale        $    (6,006)

The accompanying notes are an integral part of these consolidated financial statements.

                      PEOPLES BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

          Peoples Bancorp, Inc. (the Company) is a one-bank holding company whose business is conducted by its wholly-owned subsidiary, Peoples Bank of West Georgia (the Bank). The Bank is a commercial bank located in Carrollton, Carroll County, Georgia. The Company completed the sale of its common stock and obtained all necessary regulatory approvals to commence operations in February of 1997. The Company sold a total of $8,000,000 of its common stock and capitalized the Bank with $6,000,000 on February 21, 1997. The Bank commenced operations on March 3, 1997.

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

          The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

As of June 30, 1997, the Company had total assets of $15.1 million. The Company raised $8 million from the sale of its common stock and has received $7.4 million in deposits since the commencement of operations on March 3, 1997. The Company has invested the proceeds from its stock sale and deposit growth in Federal funds sold ($6.0 million), U. S. Treasury and Agency securities ($4.0 million) and loans ($4.6 million). The Company expects that loan and deposit growth will be significant during its early periods of operations. This growth is not uncommon for de novo banks.

Liquidity
---------

As of June 30, 1997, the Bank's liquidity ratio was far in excess of its target ratio, due to its investment in Federal funds sold and other short-term investments. As loan growth continues to increase, the Bank's liquidity will decrease rapidly to levels more in line with its target ratio of 30%.

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

Results of Operations
---------------------

The Company commenced its operations on March 3, 1997. Prior to the commencement, the Company was engaged in activities involving the formation of the Company, selling its common stock and obtaining necessary regulatory approvals. The Company incurred operating losses totaling $157,000 during its organizational period ($93,000 in 1996 and $64,000 in 1997). The Company incurred total organizational and stock issue costs of $105,000 of which $84,000 has been capitalized to be amortized over a period of sixty months, and $21,000 has been recorded as a reduction of capital surplus. Through the second quarter, the Company has incurred additional operating losses of $151,000 of which $93,000 was attributable to the three month period ended June 30, 1997. The Company expects that it will continue to incur operating losses during its first full year of operations, until the increase in loans and other interest-earning assets will generate the income necessary to cover interest expense and other operating expenses.

The Company is not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits.

              27.  Financial Data Schedule.

          (b) Reports on Form 8-K.

              Issuer filed a current report on Form 8-K on April 25, 1997 to report a change in issuer's certifying accountant pursuant to Item 4 of Form 8-K.

                                   SIGNATURES



          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PEOPLES BANCORP, INC.
                                    (Registrant)



DATE:                           BY:
     ---------------------         ---------------------------------------------
                                   /s/Timothy I. Warren. President and C.E.O.
                                          (Principal Executive Officer)


DATE:                           BY:
     ---------------------         ---------------------------------------------
                                   /s/Elaine B. Lovvorn, Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)