Form 10QSB
period 1997-09-30
PEOPLES BANCORP INC /GA/
filed 1997-11-12
CIK 1021972

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from __________  to __________

                      Commission File Number:  333-12293

                             Peoples Bancorp, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Georgia                                         58-2265412
-------------------------------                       -------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)

               516 Bankhead Highway, Carrollton, Georgia 30117
               -----------------------------------------------
                   (Address of principal executive offices)

                                (770) 838-9608
                                --------------
                          (Issuer's telephone number)

                                      N/A
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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
Yes        No
    ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1997: 800,000

Transitional Small Business Disclosure Format (Check One)  Yes        No  X
                                                               ---       ---

                     PEOPLES BANCORP, INC. AND SUBSIDIARY


================================================================================

                                     INDEX
                                     -----

                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

              Consolidated Balance Sheet - September 30, 1997 ...........    3

              Consolidated Statements of Operations - Three and Nine
                 Months Ended September 30, 1997 ........................    4

              Consolidated Statement of Cash Flows - Nine
                 Months Ended September 30, 1997 ........................    5

              Notes to Consolidated Financial Statements ................    6

           Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations      7


PART II.   OTHER INFORMATION

           Item 6 - Exhibits and Reports on Form 8-K ....................    8

           Signatures ...................................................    9

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (Unaudited)

                                   Assets
                                   ------
Cash and due from banks                                                                                  $         306,178
Federal funds sold                                                                                               2,264,296
Securities available-for-sale, at fair value                                                                     6,013,352

Loans                                                                                                            7,127,312
Less allowance for loan losses                                                                                      73,000
                                                                                                       --------------------
          Loans, net                                                                                             7,054,312
                                                                                                       --------------------

Premises and equipment                                                                                             184,799
Other assets                                                                                                       251,789
                                                                                                       --------------------

          Total assets                                                                                   $      16,074,726
                                                                                                       ====================


                    Liabilities and Stockholders' Equity
                    ------------------------------------

Deposits
    Demand                                                                                               $         813,267
    Interest-bearing demand                                                                                      2,671,585
    Savings                                                                                                        126,029
    Time                                                                                                         4,724,325
                                                                                                       --------------------
          Total deposits                                                                                         8,335,206
Other liabilities                                                                                                   76,567
                                                                                                       --------------------
          Total liabilities                                                                                      8,411,773
                                                                                                       --------------------

Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, par value $.01; 1,000,000 shares authorized; none issued                                          -
    Common stock, par value $.01; 10,000,000 shares authorized; 800,000 shares issued                                8,000
    Capital surplus                                                                                              7,970,587
    Accumulated deficit                                                                                           (342,659)
    Unrealized gains on securities available-for-sale                                                               27,025
                                                                                                       --------------------
          Total stockholders' equity                                                                             7,662,953
                                                                                                       --------------------

          Total liabilities and stockholders' equity                                                     $      16,074,726
                                                                                                       ====================

The accompanying notes are an integral part of these consolidated financial statements.

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)


                                                                                        Three Months              Nine Months
                                                                                            Ended                    Ended
                                                                                        September 30,             September 30,
                                                                                            1997                      1997
------------------------------------------------------------------------------------------------------------------------------
Interest income
    Loans                                                                           $          137,438     $          221,820
    Taxable securities                                                                          73,001                133,970
    Federal funds sold and securities purchased
        under resell agreements                                                                 62,738                254,460
                                                                                    -------------------    -------------------
              Total interest income                                                            273,177                610,250
                                                                                    -------------------    -------------------

Interest expense
    Deposits                                                                                    81,384                143,800
    Other borrowings                                                                               -                    3,446
                                                                                    -------------------    -------------------
              Total interest expense                                                            81,384                147,246
                                                                                    -------------------    -------------------

              Net interest income                                                              191,793                463,004
Provision for loan losses                                                                       27,000                 73,000
                                                                                    -------------------    -------------------
              Net interest income after provision for loan losses                              164,793                390,004
                                                                                    -------------------    -------------------

Other operating income                                                                          41,356                 60,198
                                                                                    -------------------    -------------------

Other expenses
    Salaries and other employee benefits                                                       128,618                369,521
    Occupancy and equipment expenses                                                            29,360                 74,137
    Other operating expenses                                                                    82,679                256,241
                                                                                    -------------------    -------------------
                                                                                               240,657                699,899
                                                                                    -------------------    -------------------

              Net loss before income taxes                                                     (34,508)              (249,697)

Income tax expense                                                                                 -                      -
                                                                                    -------------------    -------------------

              Net loss                                                              $          (34,508)     $        (249,697)
                                                                                    ===================    ===================


              Net loss per share of common stock                                    $            (0.04)     $           (0.39)
                                                                                    ===================    ===================

Weighted average shares outstanding                                                            800,000                647,612
                                                                                    ===================    ===================

Cash dividends per share of common stock                                            $              -        $             -
                                                                                    ===================    ===================


The accompanying notes are an integral part of these consolidated financial statements.

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)

OPERATING ACTIVITIES
    Net loss                                                                                                $        (249,697)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                                                                                  37,876
        Provision for loan losses                                                                                      73,000
        Increase in interest receivable                                                                              (138,746)
        Increase in interest payable                                                                                   51,349
        Other operating activities                                                                                      5,124
                                                                                                           -------------------

              Net cash used in operating activities                                                                  (221,094)
                                                                                                           -------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                                                     (5,986,327)
    Net increase in Federal funds sold                                                                             (2,264,296)
    Net increase in loans                                                                                          (7,127,312)
    Purchase of premises and equipment                                                                               (161,230)
                                                                                                           -------------------

              Net cash used in investing activities                                                               (15,539,165)
                                                                                                           -------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                                                        8,335,206
    Repayment of advances from organizers                                                                            (291,600)
    Proceeds from sale of common stock                                                                                982,090
                                                                                                           -------------------

              Net cash provided by financing activities                                                             9,025,696
                                                                                                           -------------------

Net decrease in cash and due from banks                                                                            (6,734,563)

Cash and due from banks, beginning of period                                                                        7,040,741
                                                                                                           -------------------

Cash and due from banks, end of period                                                                      $         306,178
                                                                                                           ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for:
        Interest                                                                                            $          95,897

        Income taxes                                                                                        $           4,200

NONCASH TRANSACTION
    Unrealized gains on securities available-for-sale                                                       $         (27,025)

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

         The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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

                     PEOPLES BANCORP, INC. AND SUBSIDIARY

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

As of September 30, 1997, the Company had total assets of $16.1 million. The Company raised $8 million from the sale of its common stock and has received $8.3 million in deposits since the commencement of operations on March 3, 1997. The Company has invested the proceeds from its stock sale and deposit growth in Federal funds sold ($2.3 million), U. S. Treasury and Agency securities ($6.0 million) and loans ($7.1 million). The Company expects that loan and deposit growth will be significant during its early periods of operations. This growth is not uncommon for de novo banks.

Liquidity
---------

As of September 30, 1997, the Bank's liquidity ratio was far in excess of its target ratio, due to its investment in Federal funds sold and other short-term investments. As loan growth continues to increase, the Bank's liquidity will decrease rapidly to levels more in line with its target ratio of 30%.

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

Results of Operations
---------------------

The Company commenced its operations on March 3, 1997. Prior to the commencement, the Company was engaged in activities involving the formation of the Company, selling its common stock and obtaining necessary regulatory approvals. The Company incurred operating losses totaling $157,000 during its organizational period ($93,000 in 1996 and $64,000 in 1997). The Company incurred total organizational and stock issue costs of $105,000 of which $84,000 has been capitalized to be amortized over a period of sixty months, and $21,000 has been recorded as a reduction of capital surplus. Through the third quarter, the Company has incurred additional operating losses of $186,000 of which $35,000 was attributable to the three month period ended September 30, 1997. The Company expects that it will continue to incur operating losses during its first full year of operations, until the increase in loans and other interest-earning assets will generate the income necessary to cover interest expense and other operating expenses.

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

                     None.

                                  SIGNATURES



       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PEOPLES BANCORP, INC.
                                      (Registrant)



DATE:                            BY: /s/ Timothy I. Warren
      ---------------------          -----------------------------------
                                     Timothy I. Warren. President and C.E.O.
                                          (Principal Executive Officer)


DATE:                            BY: /s/ Elaine B. Lovvorn
      ---------------------          -----------------------------------
                                     Elaine B. Lovvorn, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)