Form 10KSB
period 1997-12-31
PEOPLES BANCORP INC /GA/
filed 1998-03-31
CIK 1021972

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended                       Commission file number 333-12293
 December 31, 1997

                             PEOPLES BANCORP, INC.
                (Name of small business issuer in its charter)

        Georgia                                          58-2265412
(State of Incorporation)                    (I.R.S. Employer Identification No.)

516 Bankhead Highway, Carrollton, GA                                    30117
(Address of principal executive office)                               (Zip Code)

                                (770) 838-9608
               (Issuer's telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:  None
Securities Registered pursuant to Section 12(g) of the Act:  Common stock, par value $.01

Check whether Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form, and will not be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its fiscal year ended December 31, 1997 were $1,068,635.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 1998 was $4,067,040 based on the initial offering price of $10.00 per share, although there is no established trading market.

There were 800,000 shares of Registrant's common stock outstanding at March 15, 1998.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one):
Yes            No    X
    -------       -------

                                 PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

(A)  BUSINESS DEVELOPMENT

Peoples Bancorp, Inc. (the "Company" or "PBI"), Carrollton, Georgia, was incorporated as a Georgia business corporation for the purpose of becoming a bank holding company by acquiring all of the common stock of Peoples Bank of West Georgia, Carrollton, Georgia (the "Bank") upon its formation. The Company filed applications to the Board of Governors of the Federal Reserve System (the "Board") and the Georgia Department of Banking and Finance (the "DBF") for prior approval to become a bank holding company. The Company received Board approval on December 30, 1996, and the DBF approval on December 18, 1996. The Company became a bank holding company within the meaning of the federal Bank Holding Company Act (the "Act") and the Georgia bank holding company law (the "Georgia Act") on March 3, 1997. The Bank currently is the sole operating subsidiary of the Company. On October 11, 1996, the Bank received the approval of its Articles of incorporation from the DBF and its permit to begin business was issued by the DBF on February 28, 1997. The Bank opened for business on March 3, 1997. The deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC").

(B)  BUSINESS OF ISSUER

The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small- to medium-sized businesses. The Company and the Bank conduct business from the office located
at 516 Bankhead Highway, Carrollton, Georgia 30117.   The Company was a
developmental stage enterprise that as of December 31, 1996, had no active business operations other than in connection with its initial offering of the shares of its common stock. As of December 31, 1997, PBI and The Bank had consolidated total assets of approximately $21.6 million, total deposits of approximately $13.8 million and total stockholders' equity of approximately $7.7 million.

The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable Federal regulatory restrictions on the activities of bank holding companies. The Company was formed for the purpose of becoming a holding company to own 100% of the stock of the Bank. The holding company structure provides the Company with greater flexibility than the Bank, while the Company has no present plans to engage actively in any nonbanking business activities, management anticipates studying the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

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

SUPERVISION AND REGULATION

REGULATION OF THE BANK. The operations of the Bank are subject to state and federal statutes applicable to state chartered banks whose deposits are insured by the FDIC and the regulations of the DBF and the FDIC. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuances of securities, payment of dividends, establishment of branches and other aspects of the Bank's operations.

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

In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks. This capital measure is generally referred to as the leverage capital ratio. The FDIC has established a minimum leverage capital ratio of 3 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite 1 under he Uniform Financial Institutions Rating System. Other financial institutions are expected to maintain leverage capital at least 100 to 200 basis points above the minimum level. Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest rate risk component to risk-based capital requirements.

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

"Undercapitalized" depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is "significantly undercapitalized". Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. "Significantly undercapitalized" depository institutions may be subject to a number of additional requirements and restrictions, inclucient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

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

REGULATION OF THE COMPANY. The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act (the "Act") and the Georgia bank holding company law (the "Georgia Act"). As a bank holding company, the Company is required to file with the Federal Reserve Board (the "Board") an annual report and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Company and each of its subsidiaries. Bank holding companies are required by the Act to obtain approval from the Board prior to acquiring, directly or indirectly, ownership or control of more than 5% of the voting shares of a bank. The Act also prohibits bank holding companies, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any nonbanking business (other than a business closely related to banking as determined by the Board) or from managing or controlling banks and other subsidiaries authorized by the Act or furnishing services to, or performing services for, its subsidiaries without the prior approval of the Board. The Board is empowered to differentiate between activities that are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern. The Company has no present intention to engage in nonbanking activities. As a bank holding company, the Company is subject to capital adequacy guidelines as established by the Board. The Board established risk based capital guidelines for bank holding companies effective March 15, 1989. Beginning on December 31, 1992, the minimum required ratio for total capital to risk weighted assets became 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital (as defined in regulations of the Board) consists of common and qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets required to be deducted under the Board's guidelines. The Board's guidelines apply on a consolidated basis to bank holding companies with total consolidated assets of $150 million or more. For bank holding companies with less than $150 million in total consolidated assets (such as the Company), the guidelines will be applied on a bank only basis, unless the bank holding company is engaged in nonbanking activity involving significant leverage or has significant amount of debt outstanding that is held by the general public. The Board has stated that risk based capital guidelines establish minimum standards and that bank holding companies generally are expected to operate well above the minimum standards. The Company is also a bank holding company within the meaning of the Georgia Act, which provides that, without the prior approval of the DBF, it is unlawful (i) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank, or (iii) for any bank holding company to merge or consolidate with any other bank holding company. It also is unlawful for any company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank in Georgia unless such bank has been in existence and continuously operating or incorporated as a bank for a period of five years or more prior to the date of application to the DBF for approval of such acquisition. Bank holding companies themselves are prohibited from acquiring another bank until the initial bank in the bank holding company has been incorporated for a period of twenty-four months. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), subject to certain restrictions, allows adequately capitalized and managed bank holding companies to acquire existing banks across state lines, regardless of state statutes that would prohibit acquisitions by out-of-state institutions. Further, effective June 1, 1997, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to such effective date. Some states may elect to permit interstate mergers prior to June 1, 1997. The Interstate Banking Act generally prohibits an interstate acquisition (other than the initial entry into a state by a bank holding company) that would result in either the control of more than (i) 10% of the total amount of insured deposits in the United States, or (ii) 30% of the total insured deposits in the home state of the target bank, unless such 30% limitation is waived by the home state on a basis which does not discriminate against out-of-state institutions. As a result of this legislation, the Company may become a candidate for acquisition by, or may itself seek to acquire, banking organizations located in other states. The Riegle Community Development and Regulatory Improvement Act of 1994 (the "Improvement Act") provides for the creation of a community development financial institutions' fund to promote economic revitalization in community development. Banks and thrift institutions are allowed to participate in such community development banks. The Improvement Act also contains (i) provisions designed to enhance small business capital formation and to enhance disclosure with regard to high cost mortgages for the protection of consumers, and (ii) more than 50 regulatory relief provisions that apply to banks and thrift institutions, including the coordination of examinations by various federal agencies, coordination of frequency and types of reports financial institutions are required to file and reduction of examinations for well capitalized institutions.

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

EMPLOYEES

As of December 31, 1997, the Bank employed nine full-time employees and one part-time employees. Except for the officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. Neither the Company nor the Bank is a party to any collective bargaining agreement, and management believes the Bank enjoys satisfactory relations with its employees.

ITEM 2.   DESCRIPTION OF PROPERTIES.

The operations of the Company and the Bank are conducted in an office building located at 516 Bankhead Highway, Carrollton, Georgia. The office consists of a two-story brick building with approximately 3,500 square feet of space on the main floor.

ITEM 3.   LEGAL PROCEEDINGS.

Neither the Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Bank's business, which management believes would have a material effect upon the operations or financial condition of the Company or the Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 1997.

                                 PART II

ITEM 5.   MARKET FOR ISSUER'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established trading market for the Company's common stock, which was first issued on January 28, 1997. As of March 15, 1998, the Company had 377 shareholders of record. The Company does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company could pay dividends would be dividends paid to the Company by the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that dividends will be declared by the Company, or if declared, by the Company or, if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.


ITEM 6.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of PBI and its subsidiary, the Bank, at December 31, 1997 and 1996 and the results of operations for the year ended December 31, 1997 and for the period from inception to December 31, 1996. The purpose of this discussion is to focus on information about PBI's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

OVERVIEW

PBI's 1997 results were highlighted by the successful completion of its common stock offering and the commencement of its banking operations on March 3, 1997. The Company's capital base will allow for substantial growth in 1998.

FINANCIAL CONDITION AT DECEMBER 31, 1997 AND 1996

Following is a summary of PBI's balance sheets for the periods indicated:

                                       December 31,
                                     1997         1996
                                  (Dollars in Thousands)

Cash and due from banks               $   452     $7,041
Federal funds sold                      4,730          -
Securities                              6,996          -
Loans                                   8,695          -
Premises and equipment                    496         52
Other assets                              265        132
                                      -------     ------

                                      $21,634     $7,225
                                      =======     ======

Total deposits                        $13,808     $    -
Other borrowings                            -        292
Other liabilities                         134      7,026
Stockholders' equity (deficit)          7,692        (93)
                                      -------     ------

                                      $21,634     $7,225
                                      =======     ======

FINANCIAL CONDITION AT DECEMBER 31, 1997 AND 1996

As of December 31, 1997, the Company had total assets of $21.6 million. The Company raised $8 million from the sale of its common stock and has received $13.8 million in deposits since the commencement of operations on March 3, 1997. The Company has invested the proceeds from its stock sale and deposit growth in Federal funds sold ($4.7 million), U.S. Treasury and Agency securities ($7.0 million), and loans ($8.7 million). The Company also repaid debt incurred during the organizational period of $292,000. The Company expects that loan and deposit growth will be significant during the coming year. This expected growth is not uncommon for de novo banks. The Company was in process of its common stock offering as of December 31, 1996 and had raised $7.0 million at that time.

The Bank's investment portfolio, consisting of U.S. Treasury and Agency securities and mortgage-backed securities, amounted to $7.0 million at December 31, 1997. Unrealized gains on securities amounted to $33,000 at December 31, 1997. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

PBI has 43% of its loan portfolio collateralized by real estate located in PBI's primary market area of Carroll County and surrounding counties. PBI's real estate mortgage and construction portfolio consists of loans collateralized by one to four-family residential properties (53%), construction loans to build one to four-family residential properties (11%), and nonresidential properties consisting primarily of small business commercial properties (36%). PBI generally requires that loans collateralized by real estate not exceed 80% of the collateral value.

PBI's remaining 57% of its loan portfolio consists of commercial, consumer, and other loans. PBI requires collateral commensurate with the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with PBI's loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in PBI's market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in PBI's market area are stable with no indications of a significant downturn in the general economy.

PBI attempts to reduce these economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, PBI establishes and periodically reviews its lending policies and procedures as well as having independent loan review. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank's statutory capital and unsecured loan relationships that exceed 15% of the Bank's statutory capital.

LIQUIDITY AND CAPITAL RESOURCES

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and other needs of PBI. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective.
The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. PBI attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.

The liquidity and capital resources of the Bank are monitored on a periodic basis by State and Federal regulatory authorities. As determined under guidelines established by those regulatory authorities and internal policy, the Bank's liquidity was considered satisfactory.

At December 31, 1997, PBI had loan commitments and letters of credit outstanding of $2,353,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, the Bank has the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 1997, the Bank has arrangements with two commercial banks for additional short-term advances of approximately $3,000,000.

At December 31, 1997, PBI's and the Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. PBI's stockholders' equity increased due to the issuance of common stock of $8.0 million offset by a net loss of $226,000. PBI's stockholders' equity also increased due to the increase in the fair value of securities available for sale in the amount of $33,000. For regulatory purposes, the net unrealized gains on securities available for sale are excluded in the computation of the capital ratios.

In the future, the primary source of funds available to PBI will be the payment of dividends by its subsidiary Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, no dividends can be paid by the Bank to PBI without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for PBI and the Bank as of December 31, 1997 are as follows:


                                            Actual
                              ----------------------------------
                                                     Regulatory
                               PBI          Bank    Requirements
                              ------       ------   ------------
Leverage capital ratio        40.12%       19.94%       5.00%
Risk-based capital ratios:
 Core capital                 75.20        56.11        6.00
 Total capital                76.20        57.11       10.00

At December 31, 1997, PBI had no material commitments for capital expenditures.

These ratios will decline as asset growth continues, but will still remain in excess of the regulatory minimum requirements.

Management believes that its liquidity and capital resources are adequate and will meet its foreseeable short and long-term needs. Management anticipates that it will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, its other material commitments and liabilities.

Except for expected growth common to a de novo bank, management is not aware of any other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Effects of Inflation
--------------------

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. PBI, through its asset-liability committee, attempts to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of PBI's interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 AND PERIOD FROM INCEPTION TO DECEMBER 31, 1996

Following is a summary of PBI's operations for the periods indicated.

                                 Year Ended         Period Ended
                             December 31, 1997   December 31, 1996
(Dollars in Thousands)

Interest income                     $ 972                $ 21

Interest expense                      270                   5

Net interest income                   702                  16

Provision for loan losses             101                   -

Other income                           97                   -

Other expenses                        924                 109

Pretax loss                          (226)                (93)

Income taxes                            -                   -

Net loss                             (226)                (93)

The Company commenced its operations on March 3, 1997. Prior to the commencement, the Company was engaged in activities involving the formation of the Company, selling its common stock, and obtaining necessary approvals. The Company incurred operating losses totaling $157,000 during its organizational period ($93,000 in 1996 and $64,000 in 1997). The Company incurred total organizational and stock issue costs of $105,000 of which $84,000 has been capitalized to be amortized over a period of sixty months, and $21,000 has been recorded as a reduction in capital surplus. Through the end of the year, the Company has incurred additional operating losses of $162,000.

Operations during 1996 and through February of 1997 consisted primarily of PBI's organizers engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a bank. Therefore, operational comparisons between 1997 and 1996 would not be meaningful and are not presented.

Net Interest Income
-------------------

PBI's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Since interest rates are determined by market forces and economic conditions beyond the control of PBI, PBI's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.

The net yield on average interest-earning assets during PBI's operational period from March 3, 1997 to December 31, 1997 was 5.38%. Average loans were $3.9 million, average securities were $3.8 million, and average Federal funds sold were $4.3 million. Average interest-bearing liabilities were $5.7 million. The rate earned on average interest-earning assets was 7.61%. The rate paid on average interest-bearing liabilities was 4.66%.

Provision for Loan Losses
-------------------------

The provision for loan losses was $101,000 in 1997. The amount provided was due primarily to the growth of the portfolio. Based upon management's evaluation of the loan portfolio, management believes the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, underlying collateral values, and current economic conditions which may affect the borrower's ability to repay. As of December 31, 1997, PBI has no nonperforming loans or assets. The allowance for loan losses as a percentage of total loans was 1.15%.

Other Income
------------

Other operating income consists of service charges on deposit accounts, mortgage loan origination fees, and other miscellaneous revenues and fees. Other operating income was $97,000 in 1997.

Non-interest Expense
--------------------

Other operating expense consists of salaries and employee benefits ($501,000), equipment and occupancy expenses ($83,000), and other operating expenses ($340,000).

Income Tax
----------

PBI had no income tax expense due to a pre-tax operating loss of $226,000.

Asset/Liability Management
--------------------------

It is PBI's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

PBI's asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Board of Directors of the Bank on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If PBI's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, PBI also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect PBI's liquidity position. PBI currently prices deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect PBI's liquidity position.

At December 31, 1997, PBI's cumulative one year interest rate-sensitivity gap ratio was 117%. PBI's targeted ratio is 80% to 120% in this time horizon. This indicates that PBI's interest-earning assets will reprice during this period at a rate faster than PBI's interest-bearing liabilities. PBI is within its targeted parameters and net interest income should not be significantly affected by changes in interest rates. It is also noted that over 93% of PBI's certificates of deposit greater than $100,000 mature within the one year time horizon. It is management's belief that as long as PBI pays the prevailing market rate on these type deposits, PBI's liquidity, while not assured, will not be negatively affected.

The following table sets forth the distribution of the repricing of PBI's interest-earning assets and interest-bearing liabilities as of December 31, 1997, the interest rate- sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of PBI's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.


                                          After     After
                                          Three      One
                                          Months   Year but
                                 Within    but      Within   After
                                  Three   Within    Five     Five
                                 Months  One Year   Years    Years    Total
                                           (Dollars in Thousands)

Interest-earning assets:
 Federal funds sold              $4,730    $   --   $   --   $   --   $4,730
 Securities                         995        --    6,001       --    6,996
 Loans                            4,070     1,347    3,379       --    8,796
                                 ------    ------   ------            ------

                                  9,795     1,347    9,380       --   20,522
                                 ------    ------   ------   ------   ------

Interest-bearing liabilities:
 Interest-bearing demand
  deposits                        4,849        --       --       --    4,849
 Savings                            150        --       --       --      150
 Certificates, less than
  $100,000                          580     1,167    1,165       --    2,912
 Certificates, $100,000
  and over                        1,655     1,155      200       --    3,010
                                 ------    ------   ------            ------

                                  7,234     2,322    1,365       --   10,921
                                 ------    ------   ------   ------   ------

Interest rate sensitivity
 gap                             $2,561    $ (975)  $8,015   $   --  $9,601
                                 ======    ======   ======   ======  ======
Cumulative interest rate
 sensitivity gap                 $2,561    $1,586   $9,601           $9,601
Interest rate sensitivity
 gap ratio                         1.35      0.58     6.87       --
Cumulative interest rate
 sensitivity gap ratio             1.35      1.17     1.88     1.88

Capability of PBI's Data Processing Software to Accommodate the Year 2000
-------------------------------------------------------------------------

Like many financial institutions, PBI and its subsidiary rely upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. Management of PBI has assessed the electronic systems, programs, applications, and other electronic components used in the operations of PBI and believes that PBI's hardware and software has been programmed to be able to accurately recognize the year 2000, and that significant additional costs will not be incurred in connection with the year 2000 issue, although there can be no assurances in this regard.

              SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders' equity of PBI, the interest rates experienced by PBI; the investment portfolio of PBI; the loan portfolio of PBI, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and reserves for loan losses of PBI; types of deposits of PBI and the return on equity and assets for PBI.

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                             STOCKHOLDERS' EQUITY:
                   INTEREST RATES AND INTEREST DIFFERENTIALS

AVERAGE BALANCES

The condensed average balance sheet for the period indicated is presented below. (1)

                                                 From March 3, 1997,
                                         Date of Commencement of Operations,
                                                 to December 31, 1997
                                                (Dollars in Thousands)
  ASSETS

Cash and due from banks                                  $   398
Taxable securities                                         3,779
Securities valuation account                                   7
Federal funds sold                                         4,260
Loans (2)                                                  3,945
Reserve for loan losses                                      (39)
Other assets                                                 389
                                                         -------
                                                         $12,739
                                                         =======
Total interest-earning assets                            $11,984
                                                         =======

 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Noninterest-bearing demand                              $   457
 Interest-bearing demand                                   2,290
 Savings                                                      88
 Time                                                      3,349
                                                         -------
  Total deposits                                         $ 6,184

 Other liabilities                                            90
                                                         -------
  Total liabilities                                        6,274
                                                         -------
 Stockholders' equity                                      6,465
                                                         -------
                                                         $12,739
                                                         =======
 Total interest-bearing liabilities                      $ 5,727
                                                         =======

(1) Average balances were determined using the daily average balances during the period from March 3, 1997, date of commencement of operations, to December 31, 1997, for each category.

(2) Average loans are stated net of unearned income. There were no nonaccrual loans.

INTEREST INCOME AND INTEREST EXPENSE

The following tables set forth the amount of PBI's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. These rates do not include the time period prior to the commencement of its banking operations.

                                       Year Ended December 31, 1997
                                                        Average
                                              Interest   Rate
                                           (Dollars in Thousands)

INTEREST INCOME:
 Interest and fees on loans (1)                  $430   10.91%
 Interest on taxable securities                   238    6.28
 Interest on Federal funds sold                   244    5.73
 Interest earned during the period prior to
   commencement of banking operations              60       -
                                                 ----
 Total interest income                           $972    7.61
                                                 ----

INTEREST EXPENSE:
 Interest on interest-bearing
  demand deposits                                $ 69    3.02
 Interest on savings deposits                       3    2.85
 Interest on time deposits                        195    5.83
 Interest incurred during the period prior to
   commencement of banking operations               3       -
                                                 ----
 Total interest expense                           270    4.66
                                                 ----

NET INTEREST INCOME                              $702
                                                 ====

     Net interest spread                                 2.95%
                                                         ====
     Net yield on average interest-earning assets        5.38%
                                                         ====

(1) Interest and fees on loans includes $68,000 of loan fee income for the year ended December 31, 1997. There was no interest income recognized on nonaccrual loans during 1997.


RATE AND VOLUME ANALYSIS

Because PBI commenced its banking operations in 1997, the change in net interest income from banking operations is all due to volume. Therefore, a rate and volume analysis table is not presented.

                             INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                                       December 31, 1997
                                                                     (Dollars in Thousands)

U.S. Treasury and other U.S. Government agencies and corporations         $    4,520
Mortgage-backed securities                                                     2,476
                                                                               -----
                                                                          $    6,996
                                                                               =====

MATURITIES

The amounts of securities in each category as of December 31, 1997 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years.

                                                               After one year          After five years
                                      One year or less       through five years        through ten years          After ten years

 Total
                                    Amount    Yield (1)      Amount    Yield (1)       Amount   Yield (1)        Amount   Yield
(1) Amount  Yield (1)
U.S. Treasury and
 other U.S. Government
 agencies and corporations     $ --    -%   $4,520   6.21%   $  --           -%        $  --       --%          $4,520      6.21%

Mortgage-backed securities       --    -       480   6.35     1,001       6.29           995     5.35            2,476      5.92
                               ------       ------            ------                   -------                  ------

                               $ --    -    $5,000   6.22    $1,001       6.29         $ 995     5.35           $6,996      6.11
                               ======       ======           ======                    =====                    ======


(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

                                LOAN PORTFOLIO

TYPES OF LOANS

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.


 Commercial                                     $3,664
 Real estate-construction                          401
 Real estate-mortgage                            3,355
 Consumer installment loans and other            1,376
                                                ------
                                                 8,796
 Less allowance for loan losses                  (101)
                                                ------
            Net loans                           $8,695
                                                ======


MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Total loans as of December 31, 1997 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years. The disclosure of loans by the required categories, commercial and financial and real estate - construction, is not available and would involve undue burden and expense to PBI. In making this determination, PBI has considered the estimated cost to compile the required information and its current electronic data processing capability.


                                           (Dollars in Thousands)

Maturity:
   One year or less                                   $  4,679
   After one year through five years                     4,117
   After five years                                          -
                                                         -----
                                                      $  8,796
                                                         =====

The following table summarizes loans at December 31, 1997 with the due dates after one year which have predetermined and floating or adjustable interest rates.

                                           (Dollars in Thousands)

 Predetermined interest rates                 $  2,242
 Floating or adjustable interest rates           1,875
                                                 -----
                                              $  4,117
                                                 =====

RISK ELEMENTS

Information with respect to nonaccrual, past due, and restructured loans at December 31, 1997 is as follows:

                                                 December 31, 1997
                                               (Dollars in Thousands)

  Nonaccrual loans                                  $     0
  Loans contractually past due ninety days
     or more as to interest or principal
     payments and still accruing                          0
  Restructured loans                                      0
  Loans, now current about which there are
     serious doubts as to the ability of
     the borrower to comply with loan
     repayment terms                                      0
  Interest income that would have been
     recorded on nonaccrual and restructured
     loans under original terms                           0
  Interest income that was recorded on
     nonaccrual and restructured loans                    0


It is the policy of the Bank to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful.
This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                        SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes average loan balances for the year determined using the daily average balances during the period of banking operations; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

                                                           1997
                                                  (Dollars in Thousands)

     Average amount of loans outstanding               $   3,945
                                                           =====

     Balance of allowance for loan losses
       at beginning of period                          $       -
                                                           -----

     Loans charged off                                         -
                                                           -----

     Loans recovered                                           -
                                                           -----

     Net charge-offs                                           -
                                                           -----

     Additions to allowance charged to operating
       expense during period                                 101
                                                           -----
     Balance of allowance for loan losses
       at end of period                                $     101
                                                           =====

     Ratio of net loans charged off during the
       period to average loans outstanding                     -%
                                                           =====

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions which may affect the borrower's ability to pay and the underlying collateral value of the loans.

As of December 31, 1997, management had made no allocations of its allowance for loan losses to specific categories of loans. Based on management's best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:


                                             December 31, 1997
                                                            Percent of loans in
                                                               each category
                                            Amount             to total loans
                                     (Dollars in Thousands)

Commercial                                   $ 50                   42%
Real estate - construction                     10                    5
Real estate - mortgage                         20                   38
Consumer installment
 loans and other                               21                   15
                                              ---                   --
                                             $101                  100%
                                              ===                  ===


                                   DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of banking operations is presented below.(1)


                                                     1997
                                              Amount      Percent
                                            (Dollars in Thousands)

  Noninterest-bearing demand deposits       $    457          --%
  Interest-bearing demand deposits             2,290        3.02
  Savings deposits                                88        2.85
  Time deposits                                3,349        5.83
                                               -----
       Total deposits                       $  6,184
                                               =====

(1) Average balances were determined using the daily average balances during the year for the period from March 3, 1997, date of commencement of operations, to December 31, 1997.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1997 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.


                                                     (Dollars in Thousands)

  Three months or less                                          $   1,255
  Over three months through six months                                  -
  Over six through twelve months                                    1,555
  Over twelve months                                                  200
                                                                    -----
         Total                                                  $   3,010
                                                                    =====

                   Return on Assets And Stockholders' Equity

The following rate of return information for the year indicated is presented below.

                                                1997

  Return on assets (1)                         (1.49)%
  Return on equity (2)                         (2.94)
  Dividend payout ratio (3)                     -
  Equity to assets ratio (4)                   50.75

(1)  Net loss divided by average total assets.
(2)  Net loss divided by average equity.
(3) Dividends declared per share of common stock divided by net income per share.
(4)  Average common equity divided by average total assets.

ITEM 7.  FINANCIAL STATEMENTS.



                         INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------

To the Board of Directors
Peoples Bancorp, Inc.
Carrollton, Georgia


          We have audited the accompanying consolidated balance sheets of PEOPLES BANCORP, INC. AND SUBSIDIARY as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1997 and for the period from March 1, 1996, date of inception, to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and for the period from March 1, 1996, date of inception, to December 31, 1996, in conformity with generally accepted accounting principles.

                                        /s/ Mauldin & Jenkins, LLC

Atlanta, Georgia
February 19, 1998

                             PEOPLES BANCORP, INC.
                                AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                        ASSETS                                   1997              1996
                                        ------                               -----------        ----------
Cash and due from banks                                                      $   451,967        $7,040,741
Federal funds sold                                                             4,730,324                -
Securities available-for-sale                                                  6,996,483                -

Loans                                                                          8,796,149                -
Less allowance for loan losses                                                   101,000                -
                                                                             -----------        ----------
          Loans, net                                                           8,695,149                -

Premises and equipment                                                           496,102            51,631
Other assets                                                                     264,813           131,656
                                                                             -----------        ----------
          TOTAL ASSETS                                                       $21,634,838        $7,224,028
                                                                             ===========        ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                     ----------------------------------------------
Deposits
    Noninterest-bearing demand                                               $ 2,886,800        $       -
    Interest-bearing demand                                                    4,848,983                -
    Savings                                                                      150,347                -
    Time, $100,000 and over                                                    3,010,495                -
    Other time                                                                 2,911,340                -
                                                                             -----------        ----------
           Total deposits                                                     13,807,965                -
    Stock subscription deposits                                                       -          7,017,900
    Other borrowings                                                                  -            291,600
    Other liabilities                                                            134,485             7,479
                                                                             -----------        ----------
          TOTAL LIABILITIES                                                   13,942,450         7,316,979
                                                                             -----------        ----------

Commitments and contingent liabilities

Stockholders' equity (deficit)
    Preferred stock, par value $.01; 1,000,000 shares
        authorized; none issued or outstanding                                        -                 -
    Common stock, par value $.01; 10,000,000 shares authorized;
        800,000 and 1 issued and outstanding, respectively                         8,000                -
    Capital surplus                                                            7,970,587                10
    Accumulated deficit                                                         (319,496)          (92,961)
    Unrealized gains on securities available-for-sale                             33,297                -
                                                                             -----------        ----------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 7,692,388           (92,951)
                                                                             -----------        ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $21,634,838        $7,224,028
                                                                             ===========        ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             PEOPLES BANCORP, INC.
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEAR ENDED DECEMBER 31, 1997 AND PERIOD
          FROM MARCH 1, 1996, DATE OF INCEPTION, TO DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                                                                   1997                 1996
                                                                                 ---------           ----------
INTEREST INCOME
    Loans                                                                        $ 430,327           $       -
    Taxable securities                                                             237,353                   -
    Federal funds sold                                                             304,439               21,503
                                                                                 ---------           ----------
          TOTAL INTEREST INCOME                                                    972,119               21,503
                                                                                 ---------           ----------
INTEREST EXPENSE
    Deposits                                                                       267,023                   -
    Other borrowings                                                                 3,446                5,373
                                                                                 ---------           ----------
          TOTAL INTEREST EXPENSE                                                   270,469                5,373
                                                                                 ---------           ----------
          NET INTEREST INCOME                                                      701,650               16,130
PROVISION FOR LOAN LOSSES                                                          101,000                   -
                                                                                 ---------           ----------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      600,650               16,130
                                                                                 ---------           ----------
OTHER INCOME
    Service charges on deposit accounts                                             20,865                   -
    Other operating income                                                          75,651                   -
                                                                                 ---------           ----------
          TOTAL OTHER INCOME                                                        96,516                   -
                                                                                 ---------           ----------
OTHER EXPENSES
    Salaries and employee benefits                                                 501,131               64,077
    Equipment and occupancy expenses                                                83,070               30,290
    Other operating expenses                                                       339,500               14,724
                                                                                 ---------           ----------
          TOTAL OTHER EXPENSES                                                     923,701              109,091
                                                                                 ---------           ----------
          LOSS BEFORE INCOME TAXES                                                (226,535)             (92,961)

INCOME TAX EXPENSE                                                                      -                     -
                                                                                 ---------           ----------
          NET LOSS                                                               $(226,535)            $(92,961)
                                                                                 =========           ==========
LOSSES PER COMMON SHARE                                                          $   (0.33)
                                                                                 =========
WEIGHTED AVERAGE SHARES OUTSTANDING                                                686,027
                                                                                 =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                             PEOPLES BANCORP, INC.
                                AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    YEAR ENDED DECEMBER 31, 1997 AND PERIOD
          FROM MARCH 1, 1996, DATE OF INCEPTION, TO DECEMBER 31, 1996


                                                                                                   Unrealized
                                                                                                   Gains on
                                        Common Stock                                               Securities        Total
                                  ------------------------         Capital         Accumulated      Available-     Stockholders'
                                   Shares        Par Value         Surplus           Deficit        for-Sale     Equity (Deficit)
                                  --------       ---------        ----------       -----------      ----------   ----------------

BALANCE, MARCH 15, 1996
    (DATE OF INCEPTION)                 -           $   -          $      -        $      -         $     -        $      -
    Net loss                            -               -                 -          (92,961)             -          (92,961)
    Issuance of common stock             1              -                 10              -               -               10
                                   -------          ------        ----------       ---------         -------      ----------
BALANCE, DECEMBER 31, 1996               1              -                 10         (92,961)             -          (92,951)
    Net loss                            -               -                 -         (226,535)             -         (226,535)
    Redemption of common
        stock                           (1)             -                (10)             -               -              (10)
    Issuance of common stock       800,000           8,000         7,992,000              -               -        8,000,000
    Stock issue costs                   -               -            (21,413)             -               -          (21,413)
    Net change in unrealized
        gains on securities
        available-for-sale              -               -                 -               -           33,297          33,297
                                   -------          ------        ----------       ---------         -------      ----------
BALANCE, DECEMBER 31, 1996         800,000          $8,000        $7,970,587       $(319,496)        $33,297      $7,692,388
                                   =======          ======        ==========       =========         =======      ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             PEOPLES BANCORP, INC.
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEAR ENDED DECEMBER 31, 1997 AND PERIOD
          FROM MARCH 1, 1996, DATE OF INCEPTION, TO DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                                                           1997                      1996
                                                                      --------------             ------------
OPERATING ACTIVITIES
    Net loss                                                          $     (226,535)            $    (92,961)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation                                                        22,405                     -
          Amortization of intangibles                                         14,020                     -
          Provision for loan losses                                          101,000                     -
          Increase in interest receivable                                   (171,494)                    -
          Increase in interest payable                                        88,418                     -
          Other operating activities                                          41,492                 (124,177)
                                                                      --------------             ------------

              Net cash used in operating activities                         (130,694)                (217,138)
                                                                      --------------             ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                            (7,471,768)                    -
    Proceeds from maturities of securities available-for-sale                508,582                     -
    Net increase in Federal funds sold                                    (4,730,324)                    -
    Net increase in loans                                                 (8,796,149)                    -
    Purchase of premises and equipment                                      (466,876)                 (51,631)
                                                                      --------------             ------------

            Net cash used in investing activities                        (20,956,535)                 (51,631)
                                                                      --------------             ------------

FINANCING ACTIVITIES
    Net increase in deposits                                              13,807,965                     -
    Proceeds (repayment) of other borrowings                                (291,600)                 291,600
    Net proceeds from sale of common stock                                   982,090                7,017,910
                                                                      --------------             ------------

            Net cash provided by financing activities                     14,498,455                7,309,510
                                                                      --------------             ------------

Net increase (decrease) in cash and due from banks                        (6,588,774)               7,040,741

Cash and due from banks at beginning  of year                              7,040,741                       -
                                                                      --------------             ------------
Cash and due from banks at end of year                                $      451,967             $  7,040,741
                                                                      ==============             ============
SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                                      $      182,051             $      2,154

        Income taxes                                                  $        4,296             $         -

NONCASH TRANSACTION
    Unrealized gains on securities available-for-sale                 $      (33,297)            $         -



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             PEOPLES BANCORP, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

          Peoples Bancorp, Inc. (the Company) is a bank holding company whose business is conducted by its wholly-owned subsidiary, Peoples Bank of West Georgia (the Bank). The Bank is a commercial bank located in Carrollton, Carroll County, Georgia. The Bank provides a full range of banking services in its primary market area of Carroll County and the surrounding counties. The Company commenced its banking operations on March 3, 1997.

         BASIS OF PRESENTATION

          The consolidated financial statements for 1997 include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation. The financial statements for 1996 include the accounts of the Company only.

          The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

         CASH AND DUE FROM BANKS

          Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

          The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         SECURITIES

          Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in stockholders' equity.

          Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

         LOANS

          Loans are carried at their principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

          Loan origination fees and certain direct costs of most loans are recognized at the time the loan is recorded. Loan origination fees and costs incurred for other loans are deferred and recognized as income over the life of the loan. Because net loan origination fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for all loan fees and costs in accordance with generally accepted accounting principles.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         LOANS (Continued)

          The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

          The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

          A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

         PREMISES AND EQUIPMENT

          Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         OTHER REAL ESTATE OWNED

          Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of the recorded amount of the loan or fair value of the properties less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent gains or losses on sale and any subsequent adjustment to the value are recorded as other expenses.

         INCOME TAXES

          Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized for the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

          Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur in the near term.

          The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

         LOSSES PER COMMON SHARE

          Losses per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Because only one share of stock was outstanding during 1996, losses per common share for 1996 have not been presented.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RECENT ACCOUNTING PRONOUNCEMENTS

          The Financial Accounting Standards Board (FASB) has issued, and the Company has adopted, Statement of Financial Accounting Standards
          (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 was amended by SFAS No. 127, which defers the effective date of certain provisions of SFAS No. 125 until January 1, 1998. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this statement did not have a material effect on the Company's financial statements.

          The FASB has issued, and the Company has adopted, SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential issuable common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator for the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The adoption of this statement did not have a material effect on the Company's financial statements.

          The FASB has issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the SFAS to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists of items previously recorded directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 130 is effective for periods beginning after December 15, 1997.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2.  SECURITIES

          The amortized cost and fair value of securities are summarized as follows:

                                                        GROSS      GROSS
                                            AMORTIZED UNREALIZED UNREALIZED    FAIR
                                              COST      GAINS      LOSSES      VALUE
                                           ----------  -------     -------   ---------
          SECURITIES AVAILABLE-FOR-SALE
            DECEMBER 31, 1997:
              U.S. GOVERNMENT AND
               AGENCY SECURITIES           $4,498,942  $21,592    $    -    $4,520,534
              MORTGAGE-BACKED SECURITIES    2,464,244   14,681     (2,976)   2,475,949
                                           ----------  -------    -------   ----------
                                           $6,963,186  $36,273    $(2,976)  $6,996,483
                                           ==========  =======    =======   ==========

          The amortized cost and fair value of securities as of December 31, 1997 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

                                                 SECURITIES AVAILABLE-FOR-SALE
                                                 -----------------------------
                                                 AMORTIZED             FAIR
                                                    COST               VALUE
                                                 ----------         ----------
          Due from one year to five years        $4,498,942         $4,520,534
          Mortgage-backed securities              2,464,244          2,475,949
                                                 ----------         ----------
                                                 $6,963,186         $6,996,483
                                                 ==========         ==========

          Securities with a carrying value of $125,000 at December 31, 1997 were pledged to secure public deposits and for other purposes. There were no sales of securities in 1997.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition of loans at December 31, 1997 is summarized as follows:

             Commercial                                $3,664,000
             Real estate - construction                   401,000
             Real estate - mortgage                     3,355,000
             Consumer instalment and other              1,376,149
                                                       ----------
                                                        8,796,149
             Allowance for loan losses                   (101,000)
                                                       ----------
             Loans, net                                $8,695,149
                                                       ==========

          Changes in the allowance for loan losses at December 31, 1997 are as follows:


                 BALANCE, BEGINNING OF YEAR                  $     -
                   Provision for loan losses                  101,000
                   Loans charged off                               -
                   Recoveries of loans previously
                    charged off                                    -
                                                             --------
                 BALANCE, END OF YEAR                        $101,000
                                                             ========

          Management has identified no material amounts of impaired loans as defined by SFAS No. 114, ("Accounting by Creditors for Impairment of a Loan").

          The Company has granted loans to certain directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1997 are as follows:

                 BALANCE, BEGINNING OF YEAR      $       -
                   Advances                       3,663,388
                   Repayments                       (59,359)
                                                 ----------
                 BALANCE, END OF YEAR            $3,604,029
                                                 ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 4.   PREMISES AND EQUIPMENT

          Premises and equipment are summarized as follows:

                                              DECEMBER 31,
                                          ------------------
                                            1997       1996
                                          --------   -------
            Land                          $220,000   $    -
            Buildings and improvements     110,181        -
            Equipment                      188,326    51,631
                                          --------   -------
                                           518,507    51,631
            Accumulated depreciation       (22,405)       -
                                          --------   -------
                                          $496,102   $51,631
                                          ========   =======


NOTE 5.   OTHER BORROWINGS

          Other borrowings consist of the following:


                                                        DECEMBER 31,
                                                 -----------------------
                                                    1997          1996
                                                 ---------      --------
             Organizational line of credit
               with financial institution,
               repaid in 1997                    $      -       $270,600

             Noninterest-bearing advances
               from organizers, repaid
               in 1997                                  -         21,000
                                                 ---------      --------
                                                 $      -       $291,600
                                                 =========      ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 6.   EMPLOYEE BENEFIT PLANS

          In 1997, the Company implemented a 401(k) retirement plan covering substantially all employees. Contributions to the plan charged to expense during 1997 amounted to $23,793.

          The Company has reserved 75,000 shares of common stock for issuance to key employees under an incentive stock option plan. Options may be granted at prices equal to the fair market value of the shares at the date of grant and are exercisable as determined by the Company's Stock Option Plan Committee. The options expire ten years from the date of grant. No options have been granted under this plan at December 31, 1997.

NOTE 7.   INCOME TAXES

          The components of income tax expense are as follows:


                                                         DECEMBER 31,
                                                     -------------------
                                                       1997       1996
                                                     --------   --------
                Current                              $(35,216)  $  3,196
                Deferred                              (35,148)   (40,286)
                Change in valuation allowance          70,364     37,090
                                                     --------   --------
                               Income tax expense    $     -    $     -
                                                     ========   ========

          The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                    DECEMBER 31,
                                     ----------------------------------------
                                             1997                 1996
                                     --------------------  ------------------
                                      AMOUNT     PERCENT    Amount   Percent
                                     --------   ---------  -------- ---------
           Income taxes at
             statutory rate          $(77,022)     (34)%    $(31,607)   (34)%

           Other items                  6,658        3        (5,483)    (6)
           Change in valuation
             allowance                 70,364       31        37,090     40
                                     --------     ----      --------   ----
           Income tax expense        $     -        -  %    $     -      -  %
                                     ========     ====      ========   ====

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 7.   INCOME TAXES (Continued)

           The components of deferred income taxes are as follows:

                                                             DECEMBER 31,
                                                        --------------------
                                                          1997        1996
                                                        ---------   --------
                Deferred tax assets:
                  Loan loss reserves                    $   9,539   $     -
                  Preopening expenses                      66,812     37,090
                  Net operating loss carryforward          32,020         -
                  Other                                     1,871      3,196
                                                        ---------   --------
                                                          110,242     40,286

                Valuation allowance                      (107,454)   (37,090)
                                                        ---------   --------
                                                            2,788      3,196
                                                        ---------   --------

                Deferred tax liabilities; depreciation      2,788         -
                                                        ---------   --------

                Net deferred taxes                      $      -    $  3,196
                                                        =========   ========

          At December 31, 1997, the Company has available net operating loss carryforwards of $94,177 for Federal income tax purposes. If unused, the carryforwards will expire beginning in 2007.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 8.   COMMITMENTS AND CONTINGENT LIABILITIES

          In the normal course of business, the Company has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments at December 31, 1997 is as follows:

                Commitments to extend credit    $2,280,000
                Standby letters of credit           73,000
                                                ----------
                                                $2,353,000
                                                ==========

          Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

          Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 8.   COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

          In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.


NOTE 9.   CONCENTRATIONS OF CREDIT

          The Company originates primarily commercial, residential, and consumer loans to customers in Carroll County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas. Fifty-eight percent of the Company's loan portfolio is concentrated in commercial and consumer loans. The other significant concentrations of credit by type of loan are set forth in Note 3.

          The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the lesser of statutory capital or net assets as defined, or approximately $1,350,000.


NOTE 10.  REGULATORY MATTERS

          The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1997, no dividends could be declared without regulatory approval.

          The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 10.  REGULATORY MATTERS (Continued)

          Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1997, the Company and the Bank meet all capital adequacy requirements to which they are subject.

          As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                            TO BE WELL
                                                                         FOR CAPITAL     CAPITALIZED UNDER
                                                                          ADEQUACY       PROMPT CORRECTIVE
                                                            ACTUAL        PURPOSES       ACTION PROVISIONS
                                                        -------------   --------------   -----------------
                                                        AMOUNT  RATIO   AMOUNT   RATIO   AMOUNT      RATIO
                                                        ------  -----   ------   -----   ------      -----
                                                                       (DOLLARS IN THOUSANDS)
                                                        --------------------------------------------------
        TOTAL CAPITAL (TO RISK WEIGHTED ASSETS):
          CONSOLIDATED                                  $7,690  76.20%   $808      8%    $1,010       10%
          BANK                                          $5,764  57.11%   $808      8%    $1,010       10%

        TIER I CAPITAL (TO RISK WEIGHTED ASSETS):
          CONSOLIDATED                                  $7,589  75.20%   $404      4%    $  606        6%
          BANK                                          $5,663  56.11%   $404      4%    $  606        6%

        TIER I CAPITAL (TO AVERAGE ASSETS):
          CONSOLIDATED                                  $7,589  40.12%   $757      4%    $  946        5%
          BANK                                          $5,663  29.94%   $757      4%    $  946        5%

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

          CASH, DUE FROM BANKS, AND FEDERAL FUNDS SOLD:

          The carrying amounts of cash, due from banks, and Federal funds sold approximates their fair value.

          SECURITIES:

          Fair values for securities are based on quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

          LOANS:

          For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow methods or underlying collateral values.

          DEPOSITS:

          The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow methods, using interest rates currently being offered on certificates.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

          OTHER BORROWINGS:

          The fair values of the Company's other borrowings approximate their fair values.

          ACCRUED INTEREST:

          The carrying amounts of accrued interest approximate their fair values.

          OFF-BALANCE SHEET INSTRUMENTS:

          The fair values of the Company's off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

          The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                 DECEMBER 31, 1997        DECEMBER 31, 1996
                                               --------------------      -------------------
                                               CARRYING       FAIR       CARRYING      FAIR
                                                AMOUNT        VALUE       AMOUNT       VALUE
                                               --------       -----      --------     ------
           FINANCIAL ASSETS:
             Cash, due from banks,
               and Federal funds sold         $ 5,182,291  $ 5,182,291  $7,040,741  $7,040,741
             Securities available-for-sale      6,996,483    6,996,483           -           -
             Loans                              8,695,149    8,730,897           -           -
             Accrued interest receivable          171,494      171,494           -           -

           FINANCIAL LIABILITIES:
             Deposits                          13,807,965   13,814,446     291,600     291,600
             Accrued interest payable              91,637       91,637       3,219       3,219

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 12.  PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheets, statements of operations, and cash flows as of and for the year ended December 31, 1997 and period from March 1, 1996, date of inception, to December 31, 1996:

                           CONDENSED BALANCE SHEETS

                                                 1997           1996
                                             ----------      ----------
          ASSETS
            Cash                             $1,922,797      $7,040,741
            Investment in subsidiary          5,728,161              -
            Other assets                         41,430         183,287
                                             ----------      ----------
              Total assets                   $7,692,388      $7,224,028
                                             ==========      ==========

          LIABILITIES                        $       -       $7,316,979
            STOCKHOLDERS' EQUITY (DEFICIT)    7,692,388         (92,951)
                                             ----------      ----------
              TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY         $7,692,388      $7,224,028
                                             ==========      ==========


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 12.  PARENT COMPANY FINANCIAL INFORMATION (Continued)

                         CONDENSED STATEMENTS OF OPERATIONS

                                                             1997       1996
                                                          ---------   --------
          INCOME
            Interest                                      $   2,346   $ 21,504
                                                          ---------   --------

          EXPENSES
            Salaries and benefits                                -      64,077
            Interest                                             -       5,373
            Equipment and occupancy                              -      30,290
            Other expenses                                   16,706     14,725
                                                          ---------   --------
               TOTAL EXPENSES                                16,706    114,465
                                                          ---------   --------

               LOSS BEFORE EQUITY IN LOSS OF SUBSIDIARY     (14,360)   (92,961)

          EQUITY IN LOSS OF SUBSIDIARY                     (212,175)        -
                                                          ---------   --------

               NET LOSS                                   $(226,535)  $(92,961)
                                                          =========   ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 12.  PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                            CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 1997         1996
                                                                             -----------   ----------
          OPERATING ACTIVITIES
            Net loss                                                         $  (226,535)  $  (92,961)
            Adjustments to reconcile net loss to net
              cash provided by (used in) operating activities:
              Amortization                                                         7,680           -
              Loss of subsidiary                                                 212,175           -
              Other operating activities                                         198,246     (124,177)
                                                                             -----------   ----------

                  Net cash provided by (used in) operating activities            191,566     (217,138)
                                                                             -----------   ----------


          INVESTING ACTIVITIES
            Purchase of premises and equipment                                        -       (51,631)
            Investment in subsidiary                                          (6,000,000)          -
                                                                             -----------   ----------

                Net cash used in investing activities                         (6,000,000)     (51,631)
                                                                             -----------   ----------

          FINANCING ACTIVITIES
            Proceeds (repayment) of other borrowings                            (291,600)     291,600
            Net proceeds from sale of common stock                               982,090    7,017,910
                                                                             -----------   ----------

                  Net cash provided by financing activities                      690,490    7,309,510
                                                                             -----------   ----------

            Net increase (decrease) in cash                                   (5,117,944)   7,040,741

            Cash at beginning of period                                        7,040,741           -
                                                                             -----------   ----------

            Cash at end of year                                              $ 1,922,797   $7,040,741
                                                                             ===========   ==========

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in or disagreements with accountants on accounting and financial disclosure.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name of each director of the Company, his or her age, and a brief description of their principal occupation and business experience for the preceding five years. Except as otherwise indicated, each director has been or was engaged in his or her present or last principal occupation, in the same or similar position for more than five years. All of the Company's directors have served in such capacity since the inception of the Company in 1996 except as indicated below.


NAME                    AGE      PRINCIPAL OCCUPATION
----                    ---      --------------------

Timothy I. Warren       37       Mr. Warren is the President, Chief Executive
                                 Officer and a Director of the Company and the Bank. Mr. Warren was President, Chief Executive
                                 Officer and a Director of the Community Bank of Carrollton from April 1991 to July 1996, when that bank was merged into Regions Bank, and the President, Chief Executive Officer and Director of the Bank of Villa Rica from February, 1996 and until that bank was also merged into Regions Bank in July 1996. Mr. Warren then served as an area manager for Regions Bank in the former bank market areas until leaving
                                 Regions Bank in August 1996 to assume his current positions with the Company and the Bank.

NAME                    AGE      PRINCIPAL OCCUPATION
----                    ---      --------------------
Steve R. Adams          45       Mr. Adams founded West Georgia Ambulance
                                 (providing emergency ambulance service) and
                                 Adams Transportation (providing multi-
                                 transportation services). In January, 1996, Mr.
                                 Adams sold West Georgia Ambulance to AMR, a publicly-traded company listed on the New York
                                 Stock Exchange. Mr. Adams remains the Chief
                                 Operating Officer of the West Georgia Division of AMR.

Lawrence J. Alligood    59       Mr. Alligood has served as a Director since
                                 September 1997. Mr. Alligood is a pathologist who has practiced with the Carroll Pathology
                                 Group since August 1994, and who has owned a medical laboratory since 1982.

John B. Bohannon        50       Mr. Bohannon has been President of First Realty
                                 Association, Inc. since 1974.

Ann C. Carter           49       Ms. Carter is an interior design specialist.

J. Wayne Garner         46       Mr. Garner became a Director in February 1998.
                                 He has been the Commissioner of the Georgia
                                 Department of Corrections since December 1995, and the President and owner of First Family
                                 Funeral Home located in Carrollton since
                                 November 1997. Mr. Garner had been the
                                 President of the Whitley-Garner Funeral Home located in Douglasville, Georgia from October
                                 1982 until October 1997.

Lester H. Harmon        51       Mr. Harmon has been the owner and President of
                                 West Georgia Crown and Bridge since 1974.

William P. Johnson      64       Mr. Johnson has practiced law in Carrollton,
                                 Georgia since 1957, and is a senior partner in the law firm of Johnson, Dangle and Parmer. Mr.
                                 Johnson currently is the President of Universal
                                 Furniture, and a Director of Temple
                                 Manufacturing.

Phillip Kauffman        51       From December 1989 through December 1996, Mr.
                                 Kauffman was the President of Leuco-Henderson, a tooling manufacturer. Since December 1996, Mr. Kauffman has managed personal investments and investment properties.

Jeff R. Matthews        41       Mr. Matthews has been self-employed as a timber
                                 dealer and real estate developer since 1978.

Charles J. Puckett      64       Mr. Puckett has been the owner and President of
                                 People's Dodge/Chrysler/Jeep since 1977.

NAME                    AGE      PRINCIPAL OCCUPATION
----                    ---      --------------------

William C. Seaton       48       Mr. Seaton has been the President of Seaton
                                 Development Co., Inc., a real estate
                                 development company, since May 1973. From
                                 August 1985 until January, 1995, Mr. Seaton co-owned Eagle Outdoor Advertising, Inc., which is involved in building and marketing billboards.
                                 Mr. Seaton has been the sole owner of that firm since January 1995.

Mark S. Swindle         49       Mr. Swindle has been President of BSA
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

The Company's Articles of Incorporation provide for a classified Board of Directors with approximately one-third of the members standing for election each year. The three directors who were original members of Class I with initial terms expiring at the 1997 Annual Meeting of Shareholders of the Company and who will now stand for re-election at the Annual Meeting of Shareholders in 2000 are Ms. Carter and Messrs. Harmon and Seaton. The members of Class II whose initial terms expire at the Annual Meeting of Shareholders in 1998 and who will stand for reelection are Messrs. Adams, Bohannon, Matthews and Swindle. The initial terms members of Class III whose initial terms expire at the Annual Meeting of Shareholders in 1999 are Messrs. Johnson, Kauffman, Puckett and Warren. When Messrs. Alligood and Garner were added as members of the Board of Directors, they were added to Class I. Each of Mr. Alligood and Mr. Garner will stand for election by the shareholders to Class I directorships expiring at the Annual Meeting of Shareholders in 2000.

The following table sets forth the name of the current Executive Officers of the Bank who are not directors of the Company, their age and principal occupation for the last five years. Executive Officers of the Company and the Bank are elected annually by the Board of Directors.

NAME                    AGE      PRINCIPAL OCCUPATION
----                    ---      --------------------

Elaine B. Lovvorn       54       Elaine Lovvorn is Secretary of the Company and
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

David L. Bryan          34       David Bryan is the Senior Credit Officer of the
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


ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The Company does not separately compensate any of its directors or executive officers. The following sets forth certain information concerning the compensation of the Bank's chief executive officer during fiscal year 1996. No other executive officer received annual compensation in excess of $100,000.

                          SUMMARY COMPENSATION TABLE


                                             Annual Compensation                      Long Term
                                 --------------------------------------------        Compensation
                                                                                        Awards
                                                                                     ------------
                                                                                      Securities
Name and                                                         Other Annual         Underlying           All Other
 Principal          Fiscal                                       Compensation          Options           Compensation
  Position           Year        Salary ($)      Bonus ($)         ($)(1)              (#)(2)                ($)
----------          ------       ----------      ---------       ------------        ------------        ------------

Timothy I.           1997       $135,000            -                -                   -                  (2)
Warren President
and Chief            1996       $ 38,047            -                -                   -
Executive Officer

(1) Compensation does not include any perquisites and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such person.

(2) Pursuant to Mr. Warren's Employment Agreement with the Bank, Mr. Warren will be entitled to one years' annual base salary as severance pay upon termination of his employment without cause. In addition, the Company has agreed to grant options with respect to 15,000 shares to Mr. Warren under the terms of his employment agreement, with an exercise price per share equal to the initial offering price of $10.00.

EMPLOYMENT AGREEMENTS

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                            PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding the shares of common stock of the Company owned as of the record date (i) by each person who beneficially owns more than 5% of shares of common stock of the Company, (ii) by each of the Company's directors, and (iii) by all directors and executive officers of the Company as a group.


                                                              Percentage
Name of Beneficial Owner(1)      Number of Shares      Ownership(3) and Options
---------------------------      ----------------      ------------------------
Steve R. Adams
  Organizer and Director             15,000                     1.8%

Lawrence M. Alligood
  Director
  115 Fairway Drive
  Carrollton, Georgia  30117         60,000                     7.3%

John B. Bohannon
  Organizer and Director            20,000(4)                   2.4%

Ann C. Carter
  Organizer and Director             10,000                     1.2%

J. Wayne Garner
  Director                            5,000                     0.6%

                                                              Percentage
Name of Beneficial Owner(1)      Number of Shares      Ownership(3) and Options
---------------------------      ----------------      ------------------------
Lester H. Harmon
  Organizer and Director             11,000                     1.3%

William P. Johnson
  Organizer and Director
  306 Tanner Street
  Carrollton, Georgia  30117         60,000                     7.3%

Phillip Kauffman
  Organizer and Director
  500 Ind. Ct. West
  Villa Rica, Georgia  30180         58,246                     7.3%

Jeff R. Matthews
  Organizer and Director            32,700(5)                   4.1%


Charles J. Puckett
  Organizer and Director
  2208 Bankhead Highway             88,800(6)                   10.8%
  Carrollton, Georgia  30117

William C. Seaton
  Organizer and Director            10,250(7)                    1.3%

Mark S. Swindle
  Organizer and Director             10,000                      1.2%

Timothy I. Warren
  President, Chief Executive
  Officer, Organizer and Director   25,400(8)                    3.1%

All current directors and
 executive(2)(3) officers as a
 group (15 persons)                 408,296                     50.1%

________________

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

(3)  Based upon 800,000 shares outstanding as of March 15, 1998.

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

     Exhibit Numbers
     ---------------

     3.1  Articles of Incorporation
     3.2  Bylaws
     10.1 Employment Contract between Timothy I. Warren and the Company 11 Computation of Earnings per Share
     21  Subsidiaries of the Company
     27  Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     No Reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

                                 SIGNATURES
                                 ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PEOPLES BANCORP, INC.


Date: March 30, 1998     By: /s/ Timothy I. Warren
                            ---------------------------------------------------
                                  Timothy I. Warren
                                  President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated:

SIGNATURE                         TITLE                           DATE


 /s/ Timothy I. Warren         President and Director
---------------------------    (Principal Executive Officer)    March 30, 1998
Timothy I. Warren



 /s/ Steve R. Adams            Director                         March 30, 1998
---------------------------
Steve R. Adams



 /s/ Lawrence J. Alligood      Director                         March 30, 1998
---------------------------
Lawrence J. Alligood



 /s/ John B. Bohannon          Director                         March 30, 1998
---------------------------
John B. Bohannon



 /s/ Ann C. Carter             Director                         March 30, 1998
---------------------------
Ann C. Carter



 /s/ J. Wayne Garner           Director                         March 30, 1998
---------------------------
J. Wayne Garner

 /s/ Lester H. Harmon          Director                         March 30, 1998
---------------------------
Lester H. Harmon



 /s/ William P. Johnson        Director                         March 30, 1998
---------------------------
William P. Johnson



 /s/ Phillip Kauffman          Director                         March 30, 1998
---------------------------
Phillip Kauffman



 /s/ Jeff R. Matthews          Director                         March 30, 1998
---------------------------
Jeff R. Mathews



 /s/ Charles J. Puckett        Director                         March 30, 1998
---------------------------
Charles J. Puckett



 /s/ William C. Seaton         Director                         March 30, 1998
---------------------------
William C. Seaton



 /s/ Mark S. Swindle           Director                         March 30, 1998
--------------------------
Mark S. Swindle



 /s/ Elaine B. Lovvorn         Senior Vice President and Chief  March 30, 1998
--------------------------     (Principal Financial and
Financial Officer              Accounting Officer)
Elaine B. Lovvorn

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
          SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

No annual report or proxy statement has yet been provided to the Issuers shareholders. Copies of the annual report and proxy statement provided to the Issuers shareholders will be furnished to the Commission when sent to said shareholders.

                               INDEX TO EXHIBITS

Exhibit
Number       Description                            Page Number
--------     -----------                            -----------

  3.1        Articles of Incorporation              Incorporated by reference to the Company's Registration
                                                    Statement on Form SB-1 (Registration No. 333-12293) (the
                                                    "SB-1"), Exhibit 3.1.
 .
  3.2        Bylaws                                 Incorporated by reference to the SB-1, Exhibit 3.2.

 10.1        Employment Contract between            Incorporated by reference to the
             Timothy I. Warren and the Company      SB-1, Exhibit 10.1.

 11          Statement re: computation of earnings  See Note 1 to the consolidated
             per share                              financial statements included
                                                    herewith.

 21          Subsidiaries of Registrant             Included herewith.

 27          Financial Data Schedule for the year   Included herewith.
             ended December 31, 1997