Form 10QSB
period 1998-03-31
PEOPLES BANCORP INC /GA/
filed 1998-05-14
CIK 1021972

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended      March 31, 1998
                                            ------------------------

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________  to __________

                       Commission File Number: 333-12293

                             Peoples Bancorp, Inc.
                     -------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Georgia                                      58-2265412
  --------------------------------------          ------------------------------
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                     Identification No.)

               516 Bankhead Highway, Carrollton, Georgia 30117
               -----------------------------------------------
                   (Address of principal executive offices)

                                (770) 838-9608
                          ---------------------------
                          (Issuer's telephone number)

                                      N/A
  ---------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1998: 800,000; $.01 par value.

Transitional Small Business Disclosure Format (Check One)  Yes      No  X
                                                               ---     ---

                     PEOPLES BANCORP, INC. AND SUBSIDIARY





--------------------------------------------------------------------------------

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

            Consolidated Balance Sheet - March 31, 1998.......................3

            Consolidated Statements of Operations and Comprehensive
                Income (Loss) - Three Months Ended March 31, 1998 and 1997....4

            Consolidated Statement of Cash Flows - Three
                Months Ended March 31, 1998 and 1997..........................5

            Notes to Consolidated Financial Statements........................6

         Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..........7


PART II. OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders........13

         Item 6 - Exhibits and Reports on Form 8-K...........................13

         Signatures..........................................................14

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                   (Unaudited)

                                    Assets
                                    ------
Cash and due from banks                                              $          252,320
Interest-bearing deposits in banks                                              198,000
Federal funds sold                                                            5,435,312
Securities available-for-sale, at fair value                                  8,989,337

Loans                                                                        10,711,000
Less allowance for loan losses                                                  124,544
                                                                     -------------------
          Loans, net                                                         10,586,456
                                                                     -------------------

Premises and equipment                                                          495,000
Other assets                                                                    281,949
                                                                     -------------------

          Total assets                                               $       26,238,374
                                                                     ===================

                     Liabilities and Stockholders' Equity
                     ------------------------------------
Deposits
    Demand                                                           $        3,173,309
    Interest-bearing demand                                                   6,289,024
    Savings                                                                     218,438
    Time                                                                      8,702,478
                                                                     -------------------
          Total deposits                                                     18,383,249
Other liabilities                                                               134,700
                                                                     -------------------
          Total liabilities                                                  18,517,949
                                                                     -------------------

Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, par value $.01; 1,000,000 shares authorized;
       none issued or outstanding                                                     -
    Common stock, par value $.01; 10,000,000 shares authorized;
       800,000 shares issued and outstanding                                      8,000
    Capital surplus                                                           7,970,587
    Accumulated deficit                                                        (292,211)
    Accumulated other comprehensive income                                       34,049
                                                                     -------------------
          Total stockholders' equity                                          7,720,425
                                                                     -------------------

          Total liabilities and stockholders' equity                 $       26,238,374
                                                                     ===================

  The accompanying notes are an integral part of these consolidated financial statements.

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                               1998                   1997
                                                                       -------------------    -------------------
Interest income
    Loans                                                              $          245,892     $            9,210
    Taxable securities                                                            121,935                  8,469
    Deposits in banks                                                                 990                     -
    Federal funds sold                                                             50,628                101,010
                                                                       -------------------    -------------------
              Total interest income                                               419,445                118,689
                                                                       -------------------    -------------------
Interest expense
    Deposits                                                                      158,109                  8,646
    Other borrowings                                                                    -                  3,446
                                                                       -------------------    -------------------
              Total interest expense                                              158,109                 12,092
                                                                       -------------------    -------------------

              Net interest income                                                 261,336                106,597
Provision for loan losses                                                          24,000                  9,000
                                                                       -------------------    -------------------
              Net interest income after provision for loan losses                 237,336                 97,597
                                                                       -------------------    -------------------

Gain on sales of securities available-for-sale                                      5,096                      -
Other operating income                                                             27,194                    910
                                                                       -------------------    -------------------
              Total other income                                                   32,290                    910
                                                                       -------------------    -------------------
Other expenses
    Salaries and other employee benefits                                          137,307                110,932
    Occupancy and equipment expenses                                               14,643                 17,494
    Other operating expenses                                                       90,391                 92,551
                                                                       -------------------    -------------------
              Total other expenses                                                242,341                220,977
                                                                       -------------------    -------------------

              Income (loss) before income taxes                                    27,285               (122,470)

Income tax expense                                                                      -                      -
                                                                       -------------------    -------------------

              Net income (loss)                                                    27,285               (122,470)
                                                                       -------------------    -------------------

Other comprehensive income (loss):
    Unrealized gains (losses) on securities available-for-sale
      arising during period                                                         5,848                (14,184)
       Less: reclassification adjustment for gains included
       in net income (loss)                                                        (5,096)                    -
                                                                       -------------------    -------------------
    Total other comprehensive income (loss)                                           752                (14,184)
                                                                       -------------------    -------------------

              Comprehensive income (loss)                              $           28,037     $         (136,654)
                                                                       ===================    ===================

Earnings (losses) per common share                                     $             0.03     $            (0.36)
                                                                       ===================    ===================

Weighted average shares outstanding                                               800,000                337,778
                                                                       ===================    ===================

Cash dividends per common share                                        $                -     $                -
                                                                       ===================    ===================

  The accompanying notes are an integral part of these consolidated financial statements.

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                           1998                   1997
                                                                   ---------------------    ---------------------
OPERATING ACTIVITIES
    Net income (loss)                                              $             27,285     $           (122,470)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                            12,219                    4,691
        Provision for loan losses                                                24,000                    9,000
        Gain on sale of securities available-for-sale                            (5,096)                       -
        Increase in interest receivable                                         (13,769)                 (26,490)
        Increase in interest payable                                              1,731                    8,171
        Other operating activities                                               (9,089)                  28,506
                                                                   ---------------------    ---------------------

              Net cash provided by (used in) operating activities                37,281                  (98,592)
                                                                   ---------------------    ---------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                               (3,508,369)              (2,493,559)
    Proceeds from sales of securities available-for-sale                      1,003,125                        -
    Proceeds from maturities of securities available-for-sale                   518,238                        -
    Net increase in interest-bearing deposits in banks                         (198,000)                       -
    Net increase in Federal funds sold                                         (704,988)              (7,491,132)
    Net increase in loans                                                    (1,915,307)                (786,744)
    Purchase of premises and equipment                                           (6,911)                (118,708)
                                                                   ---------------------    ---------------------

              Net cash used in investing activities                          (4,812,212)             (10,890,143)
                                                                   ---------------------    ---------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                  4,575,284                3,442,797
    Repayment of advances from organizers                                             -                 (291,600)
    Proceeds from sale of common stock                                                -                  982,090
                                                                   ---------------------    ---------------------

              Net cash provided by financing activities                       4,575,284                4,133,287
                                                                   ---------------------    ---------------------

Net decrease in cash and due from banks                                        (199,647)              (6,855,448)

Cash and due from banks, beginning of period                                    451,967                7,040,741
                                                                   ---------------------    ---------------------

Cash and due from banks, end of period                             $            252,320     $            185,293
                                                                   =====================    =====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during period for:
        Interest                                                   $            156,378      $              3,921

        Income taxes                                                                  -      $              3,100

NONCASH TRANSACTION
    Net unrealized (gains) losses on securities available-for-sale $               (752)     $             14,184

  The accompanying notes are an integral part of these consolidated financial statements.

                     PEOPLES BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 1.  BASIS OF PRESENTATION

         The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

         The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         The adoption of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

         The adoption of SFAS No. 128, "Earnings Per Share", that became effective as of December 31, 1997 had no effect on the calculation of losses per common share for the three months ended March 31, 1997.

         The adoption of SFAS No. 130, "Reporting Comprehensive Income", that became effective on January 1, 1998 required the Company to report comprehensive income in the Company's Statements of Operations and Comprehensive Income (Loss).

         There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                      PEOPLES BANCORP, INC. AND SUBSIDIARY




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and its bank subsidiary, Peoples Bank of West Georgia, during the periods included in the accompanying consolidated financial statements.

         Liquidity and Capital Resources

         As of March 31, 1998, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

         At March 31, 1998, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:


                                                     Actual
                                           ------------------------------
                                                           Peoples Bank
                                              Peoples         of West        Regulatory
                                           Bancorp, Inc.      Georgia       Requirement
                                           --------------  --------------  -------------
              Leverage capital ratios           33.94 %         25.28 %           4.00 %
              Risk-based capital ratios:
                 Core capital                   62.77           46.74             4.00
                 Total capital                  63.79           47.77             8.00

         As the Company continues to grow, the capital ratios will decrease rapidly to levels closer to, but still in excess of regulatory minimum requirements.

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:


                                         March 31,         December 31,
                                           1998                1997                  Increase (Decrease)
                                       --------------     ----------------     --------------------------------
                                             (Dollars in Thousands)                Amount           Percent
                                       -----------------------------------     --------------    --------------
 Cash and due from banks               $         252      $           452      $        (200)       (44.25)%
 Interest-bearing deposits in banks              198                    -                198             -
 Securities                                    8,989                6,997              1,992         28.47
 Federal funds sold                            5,435                4,730                705         14.90
 Loans                                        10,587                8,695              1,892         21.76
 Premises and equipment                          495                  496                 (1)        (0.20)
 Other assets                                    282                  265                 17          6.42
                                       --------------     ----------------     --------------
                                       $      26,238      $        21,635      $       4,603         21.28
                                       ==============     ================     ==============

 Deposits                              $      18,383      $        13,808      $       4,575         33.13 %
 Other liabilities                               135                  135                  -             -
 Stockholders' equity                          7,720                7,692                 28          0.36
                                       --------------     ----------------     --------------
                                       $      26,238      $        21,635      $       4,603         21.28
                                       ==============     ================     ==============

As indicated in the above table, the Company's total assets grew at a rate of 21.28%. This high rate of growth is not uncommon for a de novo bank. Significant deposit growth of 33.13% was invested in loans, securities, and interest-bearing deposits in banks. The Company's loan to deposit ratio has decreased from 63.7% at December 31, 1997 to 58.26% at March 31, 1998 as deposit growth outpaced new loan demand during the first quarter.

Results of Operations For The Three Months Ended March 31, 1998 and 1997

Following is a summary of the Company's operations for the periods indicated.

                                           Three Months Ended
                                                March 31,
                                  -------------------------------------

                                         1998                1997
                                  -----------------   -----------------
                                                                              Increase
                                         (Dollars in Thousands)              (Decrease)
                                  -------------------------------------   -----------------
 Interest income                  $            419    $            119    $            300

 Interest expense                              158                  12                 146

 Net interest income                           261                 107                 154

 Provision for loan losses                      24                   9                  15

 Other income                                   32                   1                  31

 Other expense                                 242                 221                  21

 Net income (loss)                              27                (122)                149

As indicated in the above table, the Company's net interest income has increased by $154,000 during the first quarter of 1998 as compared to the same period in 1997. The Company's net interest margin decreased to 4.92% during the first quarter of 1998 as compared to 5.38% for the previous year. The increase in net income is due primarily to the increased volume of average interest-earning assets. The decrease in the net interest margin is due to the significant deposit growth that has outpaced new loan demand.

The provision for loan losses increased by $15,000 during the first quarter of 1998 as compared to the same period in 1997. This increase is due primarily to the net loan growth. The Company's reserve for loan losses amounted to 1.16% at March 31, 1998 as compared to 1.15% at December 31, 1997. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 1998 and 1997 is as follows:

                                                                                  March 31,
                                                                       ---------------------------------
                                                                            1998              1997
                                                                       ---------------   ---------------
                                                                            (Dollars in Thousands)
                                                                       ---------------------------------
 Nonaccrual loans                                                      $            -    $            -
 Loans contractually past due ninety days or more as to interest
    or principal payments and still accruing                                        -                 -
 Restructured loans                                                                 -                 -
 Loans, now current about which there are serious doubts as to the
    ability of the borrower to comply with loan repayment terms                     -                 -
 Interest income that would have been recorded on nonaccrual
    and restructured loans under original terms                                     -                 -
 Interest income that was recorded on nonaccrual and restructured loans             -                 -

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

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through March 31, 1998 and 1997 is as follows:

                                                                              Three Months Ended
                                                                                  March 31,
                                                                       ---------------------------------
                                                                            1998              1997
                                                                       ---------------   ---------------
                                                                            (Dollars in Thousands)
                                                                       ---------------------------------
 Average amount of loans outstanding                                   $        9,626    $          217
                                                                       ===============   ===============

 Balance of allowance for loan losses at beginning of period           $          101    $            -
                                                                       ===============   ===============

 Loans charged off
    Commercial and financial                                           $            -    $            -
    Real estate mortgage                                                            -                 -
    Instalment                                                                      5                 -
                                                                       ---------------   ---------------
                                                                                    5                 -
                                                                       ---------------   ---------------

 Loans recovered
    Commercial and financial                                                        -                 -
    Real estate mortgage                                                            -                 -
    Instalment                                                                      5                 -
                                                                       ---------------   ---------------
                                                                                    5                 -
                                                                       ---------------   ---------------

 Net charge-offs                                                                    -                 -
                                                                       ---------------   ---------------

 Additions to allowance charged to operating expense during period                 24                 9
                                                                       ---------------   ---------------

 Balance of allowance for loan losses at end of period                 $          125    $            9
                                                                       ===============   ===============

 Ratio of net loans charged off during the period to
    average loans outstanding                                                      -%                -%
                                                                       ===============   ===============

Other income has increased during the first quarter of 1998 as compared to the same period in 1997 by $31,000 due primarily to increases in service charges and mortgage loan origination fees.

Other expenses increased during the first quarter of 1998 as compared to the same period in 1997 by $21,000. The most significant changes occurred in salaries and employee benefits which increased by $26,000.

The Company has recorded no provision for income taxes due to cumulative net operating losses.

Capability of Data Processing Software to Accommodate the Year 2000
-------------------------------------------------------------------

Like many financial institutions, the Company relies upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. Management has assessed the electronic systems, programs, applications, and other electronic components used in operations and believes that the Company's hardware and software have been programmed to be able to accurately recognize the year 2000, and that significant additional costs will not be incurred in connection with the year 2000 issue, although there can be no assurances in this regard.

The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


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


                               PEOPLES BANCORP, INC.
                                   (Registrant)



DATE:                          BY:  /s/ Timothy I. Warren
      ---------------------         -------------------------------------------
                                      Timothy I. Warren. President and C.E.O.
                                            (Principal Executive Officer)


DATE:                          BY:  /s/ Elaine B. Lovvorn
      ---------------------         -------------------------------------------
                                    Elaine B. Lovvorn, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)