Form 10QSB
period 1998-06-30
PEOPLES BANCORP INC /GA/
filed 1998-08-12
CIK 1021972

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
            EXCHANGE ACT OF 1934

        For the quarterly period ended      June 30, 1998

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from __________  to __________

                       Commission File Number: 333-12293

                             Peoples Bancorp, Inc.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                           58-2265412
--------------------------------                 ------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification No.)

                516 Bankhead Highway, Carrollton, Georgia 30117
            -------------------------------------------------------
                   (Address of principal executive offices)

                                (770) 838-9608
                      ----------------------------------
                          (Issuer's telephone number)

                                      N/A
       -------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1998: 800,000; $.01 par value.

Transitional Small Business Disclosure Format (Check One)  Yes      No  X
                                                               ---     ---

                     PEOPLES BANCORP, INC. AND SUBSIDIARY




===============================================================================

                                     INDEX
                                     -----

                                                                          Page
                                                                          ----

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

              Consolidated Balance Sheet - June 30, 1998....................3

              Consolidated Statements of Operations and Comprehensive
               Income (Loss) - Three Months Ended June 30, 1998 and 1997
               and Six Months Ended June 30, 1998 and 1997..................4

              Consolidated Statement of Cash Flows - Six
               Months Ended June 30, 1998 and 1997..........................5

              Notes to Consolidated Financial Statements....................6

           Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations..........7


PART II.   OTHER INFORMATION

           Item 4 - Submission of Matters to a Vote of Security Holders....14

           Item 6 - Exhibits and Reports on Form 8-K.......................14

           Signatures......................................................15

                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS

                     PEOPLES BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998
                                  (Unaudited)

                     Assets
                     ------

Cash and due from banks                                            $  1,248,146
Interest-bearing deposits in banks                                      198,000
Federal funds sold                                                    3,946,632
Securities available-for-sale, at fair value                         12,244,643
Loans                                                                12,225,722
Less allowance for loan losses                                          154,544
                                                                   ------------
     Loans, net                                                      12,071,178
                                                                   ------------

Premises and equipment                                                  489,015
Other assets                                                            310,079
                                                                   ------------

        Total assets                                               $ 30,507,693
                                                                   ============


                   Liabilities and Stockholders' Equity
                   ------------------------------------
Deposits
 Demand                                                            $  2,117,606
 Interest-bearing demand                                              7,526,300
 Savings                                                                153,855
 Time                                                                12,763,687
                                                                   ------------
     Total deposits                                                  22,561,448
Other liabilities                                                       184,427
                                                                   ------------
     Total liabilities                                               22,745,875
                                                                   ------------

Commitments and contingent liabilities

Stockholders' equity
 Preferred stock, par value $.01; 1,000,000 shares authorized;
   none issued or outstanding
 Common stock, par value $.01; 10,000,000 shares authorized;
   800,000 shares issued and outstanding                                  8,000
 Capital surplus                                                      7,970,587
 Accumulated deficit                                                   (241,967)
 Accumulated other comprehensive income                                  25,198
                                                                   ------------
     Total stockholders' equity                                       7,761,818
                                                                   ------------

     Total liabilities and stockholders' equity                    $ 30,507,693
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                    THREE MONTHS ENDED JUNE 3O, 1998 AND 1997
                   AND SIX MONTHS ENDED JUNE 30. 1998 AND 1997
                                   (Unaudited)


                                                   Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                 ----------------------    ----------------------
                                                    1998        1997         1998          1997
                                                 ---------    ---------    ---------    ---------
Interest Income
   Loans                                         $ 306,921    $  76,172    $ 552,813    $  84,382
   Taxable securities                              155,361       52,500      277,296       60,969
   Deposits in banks                                 2,970           -         3,960           -
   Federal funds sold end securities purchased
    under resell agreements                         54,610       90,712      105,238      191,722
                                                 ---------    ---------    ---------    ---------
        Total Interest Income                      519,862      218,384      939,307      337,073
                                                 ---------    ---------    ---------    ---------

Interest expense
   Deposits                                        227,590       53,770      385,699       62,416
   Other borrowings                                     -            -            -         3,446
                                                 ---------    ---------    ---------    ---------
        Total Interest expense                     327,590       53,770      385,699       65,862
                                                 ---------    ---------    ---------    ---------
        Net Interest Income                        292,272      164,614      553,608      271,211
Provision for loan losses                           30,000       37,000       54,000       46,000
                                                 ---------    ---------    ---------    ---------
        Net Interest Income after
         provision for loan losses                 262,272      127,614      499,608      225,211
                                                 ---------    ---------    ---------    ---------

Gain on sales of securities available-for-sale      10,234           -        15,330           -
Other operating income                              56,348       17,932       83,542       18,842
                                                 ---------    ---------    ---------    ---------
        Total other Income                          66,582       17,932       98,872       18,842
                                                 ---------    ---------    ---------    ---------

Other expenses
   Salaries and employee benefits                  153,907      129,971      291,214      240,903
   Occupancy and equipment expenses                 17,658       27,284       32,301       44,778
   Other operating expenses                        107,045       81,000      197,436      173,561
                                                 ---------    ---------    ---------    ---------
        Total other expenses                       278,610      238,255      520,951      459,242
                                                 ---------    ---------    ---------    ---------

        Income (loss) before income taxes           50,244      (92,709)      77,529     (215,189)

Income tax expense                                      -            -            -            -
                                                 ---------    ---------    ---------    ---------
        Net income (loss)                           50,244      (92,709)      77,529     (215,189)
                                                 ---------    ---------    ---------    ---------

Other comprehensive Income (loss):
   Unrealized gains (losses) on securities
    available-for-sale arising during period         1,383       20,190        7,231        6,006
    Less: reclassification adjustment
      for gains included in net income (loss)      (10,234)          -       (15,330)          -
                                                 ---------    ---------    ---------    ---------
   Total other comprehensive income (loss)          (8,851)      20,190       (8,099)       6,006
                                                 ---------    ---------    ---------    ---------
        Comprehensive Income (loss)              $  41,393    $ (72,519)   $  69,430    $(209,183)
                                                 =========    =========    =========    =========

Basic and diluted earnings
   (losses) per common share                     $    0.06    $   (0.12)   $    0.10    $   (0.38)
                                                 =========    =========    =========    =========

Weighted average shares outstanding (basic
   and diluted)                                    800,000      800,000      800,000      570,166
                                                 =========    =========    =========    =========

Cash dividends per common share                  $      -     $      -     $      -     $      -
                                                 =========    =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                         1998            1997
                                                                     ------------    ------------
OPERATING ACTIVITIES
    Net income (loss)                                                $     77,529    $   (215,189)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                        32,054          11,101
      Provision for loan losses                                            54,000          46,000
      Gain on sale of securities available-for-sale                       (15,330)             -
      Increase in interest receivable                                     (61,396)        (89,571)
      Increase in interest payable                                         42,379          28,975
      Other operating activities                                            7,781          22,231
                                                                     ------------    ------------

           Net cash provided by (used in) operating activities            137,017        (196,453)
                                                                     ------------    ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                         (8,439,658)     (3,996,277)
    Proceeds from sales of securities available-for-sale                2,512,969              -
    Proceeds from maturities of securities available-for-sale             685,760              -
    Net increase in interest-bearing deposits in banks                   (198,000)             -
    Net (increase) decrease in Federal funds sold                         783,692      (5,983,171)
    Net increase in loans                                              (3,430,029)     (4,573,865)
    Purchase of premises and equipment                                     (9,055)       (148,624)
                                                                     ------------    ------------

           Net cash used in investing activities                       (8,094,321)    (14,700,937)
                                                                     ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                            8,753,483       7,386,048
    Repayment of advances from organizers                                      -         (291,600)
    Proceeds from sale of common stock                                         -          982,090
                                                                     ------------    ------------

           Net cash provided by financing activities                    8,753,483       8,076,538
                                                                     ------------    ------------
Net increase (decrease) in cash and due from banks                        796,179      (6,820,852)

Cash and due from banks, beginning of period                              451,967       7,040,741
                                                                     ------------    ------------

Cash and due from banks, end of period                               $  1,248,146    $    219,889
                                                                     ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid (received) during period for:
       Interest                                                      $    343,320    $     36,887

       Income taxes                                                        (3,056)   $      4,200

NONCASH TRANSACTION
    Net unrealized (gains) losses on securities available-for-sale   $      8,099    $     (6,006)


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

         The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         The adoption of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

         The adoption of SFAS No. 128, "Earnings Per Share", that became effective as of December 31, 1997 had no effect on the calculation of losses per common share for the three and six months ended June 30, 1997.

         The adoption of SFAS No. 130, "Reporting Comprehensive Income", that became effective on January 1, 1998 required the Company to report comprehensive income in the Company's Statements of Operations and Comprehensive Income (Loss).

         In April of 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. As of June 30, 1998, the Company had $54,182 of unamortized organization costs which will be required to be written off upon adoption of SOP 98-5.

         The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities at fair value. The accounting for changes in the fair value of derivative instruments (gains and losses) depends on the intended use of the derivative. Designated uses are fair value hedges, cash flow hedges, and foreign currency hedges. The effective date of this statement is for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not assessed the impact that this statement will have on the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS (continued)

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

         Liquidity and Capital Resources

         As of June 30, 1998, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

         At June 30, 1998, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                    Actual
                                          -------------------------
                                                          Peoples
                                            Peoples       Bank of
                                            Bancorp,       West      Regulatory
                                             Inc.         Georgia    Requirement
                                          -----------   -----------  -----------

             Leverage capital ratios         27.72 %       20.81 %        4.00 %
             Risk-based capital ratios:
                 Core capital                57.49         43.16          4.00
                 Total capital               58.64         44.31          8.00


         As the Company continues to grow, the capital ratios will decrease rapidly to levels closer to, but still in excess of regulatory minimum requirements.

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                      June 30,       December 31,
                                       1998              1997            Increase (Decrease)
                                    ------------     ------------     --------------------------
                                        (Dollars in Thousands)          Amount         Percent
                                    -----------------------------     -----------    -----------
Cash and due from banks             $     1,248      $       452      $      796        176.11 %
Interest-bearing deposits in banks          198                -             198             -
Securities                               12,245            6,997           5,248         75.00
Federal funds sold                        3,947            4,730           (783)       (16.55)
Loans, net                               12,071            8,695           3,376         38.83
Premises and equipment                      489              496             (7)        (1.41)
Other assets                                310              265              45         16.98
                                    ------------     ------------     -----------
                                    $    30,508      $    21,635      $    8,873         41.01
                                    ============     ============     ===========

Deposits                            $    22,562      $    13,808      $    8,754         63.40 %
Other liabilities                           184              135              49         36.30
Stockholders' equity                      7,762            7,692              70          0.91
                                    ------------     ------------     -----------
                                    $    30,508      $    21,635      $    8,873         41.01
                                    ============     ============     ===========

As indicated in the above table, the Company's total assets grew at a rate of 41.01%. This high rate of growth is not uncommon for a de novo bank. Significant deposit growth of 63.40% was invested in loans, securities, and interest-bearing deposits in banks. The Company's loan to deposit ratio has decreased from 63.7% at December 31, 1997 to 54.19% at June 30, 1998 as deposit growth outpaced new loan demand during the first two quarters.

Results of Operations For The Three Months Ended June 30, 1998 and 1997 and for the Six Months Ended June 30, 1998 and 1997

Following is a summary of the Company's operations for the periods indicated.

                                   Three Months Ended
                                       June 30,
                           --------------------------------

                                1998               1997
                           -------------      -------------
                                                                  Increase
                               (Dollars in Thousands)            (Decrease)
                           --------------------------------   -------------

Interest income            $         520      $        218    $        302

Interest expense                     228                53             175

Net interest income                  292               165             127

Provision for loan losses             30                37              (7)

Other income                          67                18              49

Other expense                        279               239              40

Net income (loss)                     50               (93)            143


                                   Six Months Ended
                                       June 30,
                           --------------------------------

                                1998               1997
                           -------------      -------------
                                                                  Increase
                               (Dollars in Thousands)            (Decrease)
                           --------------------------------   -------------

Interest income            $         939      $        337    $        602

Interest expense                     385                66             319

Net interest income                  554               271             283

Provision for loan losses             54                46               8

Other income                          99                19              80

Other expense                        521               459              62

Net income (loss)                     78              (215)            293

As indicated in the above table, the Company's net interest income has increased by $127,000 and $283,000 for the three and six month periods in 1998 as compared to the same periods in 1997. The Company's net interest margin decreased to 4.63% during the first six months of 1998 as compared to 5.38% for the previous year. The increase in net interest income is due primarily to the increased volume of average interest-earning assets. The decrease in the net interest margin is due to the significant deposit growth that has outpaced new loan demand.

The provision for loan losses decreased by $7,000 and increased by $8,000 for the three and six month periods in 1998 as compared to the same periods in 1997. The overall increase is due primarily to the net loan growth. The Company's allowance for loan losses amounted to 1.26% at June 30, 1998 as compared to 1.15% at December 31, 1997. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at June 30, 1998 and 1997 is as follows:

                                                                                    June 30,
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

Information regarding certain loans and allowance for loan loss data through June 30, 1998 and 1997 is as follows:

                                                                           Six Months Ended
                                                                               June 30,
                                                                   ---------------------------------
                                                                        1998              1997
                                                                   ---------------   ---------------
                                                                        (Dollars in Thousands)
                                                                   ---------------------------------
Average amount of loans outstanding                                $       10,614    $        1,306
                                                                   ===============   ===============

Balance of allowance for loan losses at beginning of period        $          101    $            -
                                                                   ===============   ===============

Loans charged off
   Commercial and financial                                        $            -    $            -
   Real estate mortgage                                                         -                 -
   Instalment                                                                   5                 -
                                                                   ---------------   ---------------
                                                                                5                 -
                                                                   ---------------   ---------------

Loans recovered
   Commercial and financial                                                     -                 -
   Real estate mortgage                                                         -                 -
   Instalment                                                                   5                 -
                                                                   ---------------   ---------------
                                                                                5                 -
                                                                   ---------------   ---------------

Net charge-offs                                                                 -                 -
                                                                   ---------------   ---------------

Additions to allowance charged to operating expense during period              54                46
                                                                   ---------------   ---------------

Balance of allowance for loan losses at end of period              $          155    $           46
                                                                   ===============   ===============

Ratio of net loans charged off during the period to
   average loans outstanding                                                    -%                -%
                                                                   ===============   ===============

Other income has increased $49,000 and $80,000 during the second quarter and first six months of 1998 as compared to the same periods in 1997 due primarily to increases in service charges and mortgage loan origination fees.

Other expenses increased $40,000 and $62,000 during the second quarter and first six months of 1998 as compared to the same periods in 1997. The most significant changes occurred in salaries and employee benefits.

The Company has recorded no provision for income taxes due to cumulative net operating losses.

Capability of Data Processing Software to Accommodate the Year 2000
-------------------------------------------------------------------

Like many financial institutions, the Company relies upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. On August 5, 1998, the Company's data processing service center sold certain assets and liabilities, consisting primarily of its core data processing operations to InterCept Group, located in Norcross, Georgia. The change in the Company's data service provider will require the Company to undergo a conversion of its data processing system. At this time, management of the Company is evaluating its data processing options. Due to the significance of the year 2000 issue and additional regulatory concern over the required computer conversion, a decision on available data processing options will be made very soon. Management is in the process of evaluating the costs associated with the conversion, but believes any additional costs will not have a significant impact on the Company's financial statements. Management also believes that the Company will be able to meet all regulatory timetable guidelines relating to the year 2000 issue, although there can be no assurances in this regard.

The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The annual meeting of the stockholders of the Company was held on April 28, 1998.

         (b) The following directors were elected at the meeting to serve terms through the year indicated:

               Steve Adams                2001
               John Bohannon              2001
               Jeff Matthews              2001
               Mark Swindle               2001
               Lawrence Alligood          2000
               Wayne Garner               2000

         (c) Mauldin & Jenkins, LLC was approved as the Company's certified public accountants.

               The shares represented at the meeting (626,938 shares or 78.36%) voted as follows:

                                                        Item (b)    Item (c)
                                                          # of        # of
                                                         Shares      Shares
                                                       ----------  ----------

                 For                                     626,738     626,538
                 Withheld authority                          200           -
                 Abstained                                     -         400
                                                       ----------  ----------

                 Total                                   626,938     626,938
                                                       ==========  ==========



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

                                     PEOPLES BANCORP, INC.
                                          (Registrant)


DATE:                                BY: /s/ Timothy I. Warren
     ------------------------           ----------------------------------------
                                         Timothy I. Warren. President and C.E.O.
                                           (Principal Executive Officer)


DATE:                                BY: /s/ Elaine B. Lovvorn
     ------------------------           ----------------------------------------
                                         Elaine B. Lovvorn, Secretary and Treasurer
                                         (Principal Financial and Accounting Officer)