Form 10QSB
period 1998-09-30
PEOPLES BANCORP INC /GA/
filed 1998-11-13
CIK 1021972

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON. D.C. 20549

                                  FORM 10-QSB
Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
          EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998
                                      ------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from _________ to _________

                       Commission File Number: 333-12293

                             Peoples Bancorp, Inc.
     ---------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Georgia                                         58-2265412
-------------------------------                  -------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

                  516 Bankhead Highway, Carrollton, Georgia 30117
                -------------------------------------------------
                   (Address of principal executive offices)

                                (770) 838-9608
                       ---------------------------------
                          (Issuer's telephone number)

                                      N/A
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   -----  -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes  X   No
   -----   -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common
equity, as of November 1, 1998:   800,000; $,01 par value.

Transitional Small Business Disclosure Format (Check One) Yes     No  X
                                                             -----  -----

                     PEOPLES BANCORP, INC. AND SUBSIDIARY


--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                              Page
                                                                              ----
PART I    FINANCIAL INFORMATION
          Item 1. Financial Statements

            Consolidated Balance Sheet - September 30, 1998 ................    3

            Consolidated Statements of Operations and Comprehensive
             Income (Loss) - Three Months Ended September 30, 1998 and 1997
             and Nine Months Ended September 30, 1998 and 1997 .............    4

            Consolidated Statement of Cash Flows - Nine
             Months Ended September 30, 1998 and 1997 ......................    5

            Notes to Consolidated Financial Statements .....................    6

          Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ...........    7


PART II.  OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K ........................   14

          Signatures .......................................................   15

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (Unaudited)

                     Assets
                     ------

Cash and due from banks                                            $    364,379
Interest-bearing deposits in banks                                      198,000
Federal funds sold                                                    1,861,712
Securities available-for-sale, at fair value                         12,469,454

Loans                                                                15,230,531
Less allowance for loan losses                                          184,544
                                                                   ------------
          Loans, net                                                 15,045,987
                                                                   ------------

Premises and equipment                                                  507,401
Other assets                                                            237,171
                                                                   ------------

          Total assets                                             $ 30,684,104
                                                                   ============


        Liabilities and Stockholders' Equity
        ------------------------------------

Deposits
    Demand                                                         $  1,543,363
    Interest-bearing demand                                           6,784,452
    Savings                                                             220,668
    Time                                                             14,125,499
                                                                   ------------
          Total deposits                                             22,673,982
Other liabilities                                                       179,080
                                                                   ------------
          Total liabilities                                          22,853,062
                                                                   ------------

Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, par value $.01; 1,000,000 shares authorized;
       none issued or outstanding                                            --
    Common stock, par value $.01; 10,000,000 shares authorized;
       800,000 shares issued and outstanding                              8,000
    Capital surplus                                                   7,970,587
    Accumulated deficit                                                (214,748)
    Accumulated other comprehensive income                               67,203
                                                                   ------------
          Total stockholders' equity                                  7,831,042
                                                                   ------------

          Total liabilities and stockholders' equity               $ 30,684,104
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                               Three Months Ended                 Nine Months Ended
                                                                 September 30,                      September 30,
                                                        -----------------------------       -----------------------------
                                                            1998             1997              1998              1997
                                                        -----------       -----------       -----------       -----------
Interest income
    Loans                                               $   351,272       $   137,438       $   904,085       $   221,820
    Taxable securities                                      163,573            73,001           440,869           133,970
    Deposits in banks                                         1,980                --             5,940                --
    Federal funds sold                                       55,265            62,738           160,503           254,460
                                                        -----------       -----------       -----------       -----------
              Total interest income                         572,090           273,177         1,511,397           610,250
                                                        -----------       -----------       -----------       -----------

Interest expense
    Deposits                                                266,052            81,384           651,751           143,800
    Other borrowings                                             --                --                --             3,446
                                                        -----------       -----------       -----------       -----------
              Total interest expense                        266,052            81,384           651,751           147,246
                                                        -----------       -----------       -----------       -----------

              Net interest income                           306,038           191,793           859,646           463,004
Provision for loan losses                                    30,000            27,000            84,000            73,000
                                                        -----------       -----------       -----------       -----------
              Net interest income after
                provision for loan losses                   276,038           164,793           775,646           390,004
                                                        -----------       -----------       -----------       -----------

Gain on sales of securities available-for-sale                5,227                --            20,557                --
Other operating income                                       53,287            41,356           136,829            60,198
                                                        -----------       -----------       -----------       -----------
              Total other income                             58,514            41,356           157,386            60,198
                                                        -----------       -----------       -----------       -----------
Other expenses
    Salaries and employee benefits                          149,520           128,618           440,734           369,521
    Occupancy and equipment expenses                         17,257            29,360            49,558            74,137
    Other operating expenses                                140,556            82,679           337,992           256,241
                                                        -----------       -----------       -----------       -----------
              Total other expenses                          307,333           240,657           828,284           699,899
                                                        -----------       -----------       -----------       -----------
              Income (loss) before income taxes              27,219           (34,508)          104,748          (249,697)

Income tax expense                                               --                --                --                --
                                                        -----------       -----------       -----------       -----------

              Net income (loss)                              27,219           (34,508)          104,748          (249,697)
                                                        -----------       -----------       -----------       -----------

Other comprehensive income:
    Unrealized gains on securities
      available-for-sale arising during period               47,232            21,019            54,463            27,025
       Less: reclassification adjustment
          for gains included in net income (loss)            (5,227)               --           (20,557)               --
                                                        -----------       -----------       -----------       -----------
    Total other comprehensive income                         42,005            21,019            33,906            27,025
                                                        -----------       -----------       -----------       -----------

              Comprehensive income (loss)               $    69,224       $   (13,489)      $   138,654       $  (222,672)
                                                        ===========       ===========       ===========       ===========
Basic and diluted earnings
  (losses) per common share                             $      0.03       $     (0.04)      $      0.13       $     (0.39)
                                                        ===========       ===========       ===========       ===========
Weighted average shares outstanding (basic
   and diluted)                                             800,000           800,000           800,000           647,612
                                                        ===========       ===========       ===========       ===========

Cash dividends per common share                         $        --       $        --       $        --       $        --
                                                        ===========       ===========       ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                                            1998                1997
                                                                        ------------         ------------
OPERATING ACTIVITIES
    Net income (loss)                                                  $    104,748         $   (249,697)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                        89,229               37,876
        Provision for loan losses                                            84,000               73,000
        Gain on sale of securities available-for-sale                       (20,557)                  --
        Increase in interest receivable                                     (56,107)            (138,746)
        Increase in interest payable                                         28,334               51,349
        Other operating activities                                           32,220                5,124
                                                                       ------------         ------------

              Net cash provided by (used in) operating activities           261,867             (221,094)
                                                                       ------------         ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                          (10,049,246)          (5,986,327)
    Proceeds from sales of securities available-for-sale                  3,519,336                   --
    Proceeds from maturities of securities available-for-sale             1,111,402                   --
    Net increase in interest-bearing deposits in banks                     (198,000)                  --
    Net (increase) decrease in Federal funds sold                         2,868,612           (2,264,296)
    Net increase in loans                                                (6,434,838)          (7,127,312)
    Purchase of premises and equipment                                      (32,738)            (161,230)
                                                                       ------------         ------------

              Net cash used in investing activities                      (9,215,472)         (15,539,165)
                                                                       ------------         ------------

FINANCING ACTIVITIES
    Net increase in deposits                                              8,866,017            8,335,206
    Repayment of advances from organizers                                        --             (291,600)
    Proceeds from sale of common stock                                           --              982,090
                                                                       ------------         ------------

              Net cash provided by financing activities                   8,866,017            9,025,696
                                                                       ------------         ------------

Net decrease in cash and due from banks                                     (87,588)          (6,734,563)

Cash and due from banks, beginning of period                                451,967            7,040,741
                                                                       ------------         ------------

Cash and due from banks, end of period                                 $    364,379         $    306,178
                                                                       ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received) during period for:
        Interest                                                       $    623,417         $     95,897

        Income taxes                                                         (3,056)        $      4,200

NONCASH TRANSACTION
    Net unrealized gains on securities available-for-sale              $    (33,906)        $    (27,025)


  The accompanying notes are an integral part of these consolidated financial statements.

                     PEOPLES BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.   BASIS OF PRESENTATION

          The consolidated financial information included herein unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

          The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          The adoption of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

          The adoption of SPAS No, 128, "Earnings Per Share", that became effective as of December 31, 1997 had no effect on the calculation of losses per common share for the three and nine months ended September 30, 1997.

          The adoption of SFAS No. 130, "Reporting Comprehensive Income", that became effective on January 1, 1998 required the Company to report comprehensive income in the Company's Statements of Operations and Comprehensive Income (Loss).

          In April of 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. During the third quarter of 1998, the Company wrote off $54,182 of unamortized organization costs upon adoption of SOP 98-5.

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

         Liquidity and Capital Resources

         As of September 30, 1998, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

         At September 30, 1998, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                     Actual
                                                -----------------
                                                          Peoples
                                                Peoples   Bank of
                                                Bancorp,   West     Regulatory
                                                  Inc.    Georgia   Requirement
                                                --------  -------   -----------

               Leverage capital ratios           25.53%    19.32%       4.00%
               Risk-based capital ratios:
                Core capital                     47.56     36.18        4.00
                Total capital                    48.70     37.32        8.00


         As the Company continues to grow, the capital ratios will decrease rapidly to levels closer to, but still in excess of regulatory minimum requirements.

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated;

                                           September 30, December 31,
                                               1998          1997            Increase (Decrease)
                                           ------------  ------------       ----------------------
                                             (Dollars in Thousands)           Amount     Percent
                                           --------------------------       -----------  ---------
Cash and due from banks                    $      364     $      452        $     (88)    (19.47)%
Interest-bearing deposits in banks                198              -              198          -
Securities                                     12,469          6,997            5,472      78.20
Federal funds sold                              1,862          4,730           (2,868)    (60.63)
Loans, net                                     15,046          8,695            6,351      73.04
Premises and equipment                            508            496               12       2.42
Other assets                                      237            265              (28)    (10.57)
                                           ----------     ----------        ---------
                                           $   30,684     $   21,635        $   9,049      41.83
                                           ==========     ==========        =========

Deposits                                   $   22,674     $   13,808        $   8,866      64.21%
Other liabilities                                 179            135               44      32.59
Stockholders' equity                            7,831          7,692              139       1.81
                                           ----------     ----------        ---------
                                           $   30,684     $   21,635        $   9,049      41.83
                                           ==========     ==========        =========


As indicated in the above table, the Company's total assets grew at a rate of 41.83%. This high rate of growth is not uncommon for a de novo bank. Significant deposit growth of 64.21% was invested in loans, securities, and interest-bearing deposits in banks. The Company's loan to deposit ratio has increased from 63.7% at December 31, 1997 to 67.17% at September 30, 1998. Loans grew at a rate of 24.57% ($3.0 million) during the third quarter of 1998.

The Company is in process of negotiation to purchase an existing 24,000 square foot building in downtown Carrollton, Georgia for its banking facilities at a cost of approximately $1.6 million. The Company expects to incur an additional $900,000 in renovation costs. The Company's plans are to sell its existing facilities to a member of the Company's Board of Directors at fair market value. The Company anticipates these transactions will close in the last quarter of 1998 with occupation of the new facilities occurring in the second quarter of 1999.

Results of Operations For The Three Months Ended September 30, 1998 and 1997 and for the Nine Months Ended September 30, 1998 and 1997

Following is a summary of the Company's operations for the periods indicated.


                                    Three Months Ended
                                       September 30,
                                 -----------------------
                                    1998        1997
                                 ----------  -----------
                                                             Increase
                                  (Dollars in Thousands)    (Decrease)
                                 ------------------------  ------------
Interest income                  $     572   $      273    $      299

Interest expense                       266           81           185

Net interest income                    306          192           114

Provision for loan losses               30           27             3

Other income                            58           41            17

Other expense                          307          241            66

Net income (loss)                       27          (35)           62


                                     Nine Months Ended
                                       September 30,
                                 -----------------------
                                    1998        1997
                                 ----------  -----------
                                                             Increase
                                  (Dollars in Thousands)    (Decrease)
                                 ------------------------  ------------
Interest income                  $   1,511   $      610    $      901

Interest expense                       652          147           505

Net interest income                    859          463           396

Provision for loan losses               84           73            11

Other income                           157           60            97

Other expense                          828          700           128

Net income (loss)                      104         (250)          354

As indicated in the above table, the Company's net interest income has increased by $114,000 and $396,000 for the three and nine month periods in 1998 as compared to the same periods in 1997. The Company's net interest margin decreased to 4.46% during the first nine months of 1998 as compared to 5.38% for the previous year. The increase in net interest income is due primarily to the increased volume of average interest-earning assets. The decrease in the net interest margin is due to the significant deposit growth that has outpaced new loan demand for the majority of the year.

The provision for loan losses increased by $3,000 and $11,000 for the three and nine month periods in 1988 as compared to the same periods in 1997. The overall increase is due primarily to loan growth. The Company's allowance for loan losses amounted to 1.21% at September 30, 1998 as compared to 1.21% at December 31, 1997. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at September 30, 1998 and 1997 is as follows:


                                                                              September 30,
                                                                         ----------------------
                                                                           1998          1997
                                                                         --------     ---------
                                                                         (Dollars in Thousands)

Nonaccrual loans                                                         $      -     $       -
Loans contractually past due ninety days or more as to interest
 or principal payments and still accruing                                       -             -
Restructured loans                                                              -             -
Loans, now current about which there are serious doubts as to the
 ability of the borrower to comply with loan repayment terms                    -             -
Interest income that would have been recorded on nonaccrual
 and restructured loans under original terms                                    -             -
Interest income that was recorded on nonaccrual and restructured loans          -             -


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

Information regarding certain loans and allowance for loan loss data through September 30, 1998 and 1997 is as follows:


                                                                          Nine Months Ended
                                                                              September 30,
                                                                      ---------------------------
                                                                          1998           1997
                                                                      -----------     -----------
                                                                         (Dollars in Thousands)
                                                                      ---------------------------
Average amount of loans outstanding                                   $    11,639     $    2,6650
                                                                      ===========      ==========

Balance of allowance for loan losses at beginning of period           $       101     $        --
                                                                      ===========      ==========

Loans charged off
    Commercial and financial                                          $        --     $        --
    Real estate mortgage                                                       --              --
    Instalment                                                                  5              --
                                                                      -----------     -----------
                                                                                5              --
                                                                      -----------     -----------
Loans recovered
    Commercial and financial                                                   --              --
    Real estate mortgage                                                       --              --
    Instalment                                                                  5              --
                                                                      -----------     -----------
                                                                                5              --
                                                                      -----------     -----------
Net charge-offs                                                                --              --
                                                                      -----------     -----------
Additions to allowance charged to operating expense during period              84              73
                                                                      -----------     -----------

Balance of allowance for loan losses at end of period                 $       185      $       73
                                                                      ===========      ==========

Ratio of net loans charged off during the period to
    average loans outstanding                                                  --%             --%
                                                                      ===========      ==========


Other income has increased $17,000 and $97,000 during the third quarter and first nine months of 1998 as compared to the same periods in 1997 due primarily to increases in service charges and mortgage loan origination fees.

Other expenses increased $66,000 and $128,000 during the third quarter and first nine months of 1998 as compared to the same periods in 1997. The most significant changes occurred in salaries and employee benefits. The Company also wrote off remaining organization costs of $54,182 in the third quarter (see Note
2).

The Company has recorded no provision for income taxes due to cumulative net operating losses

Capability of Data Processing Software to Accommodate the Year 2000
-------------------------------------------------------------------

Like many financial institutions, the Company relies upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. On August 5, 1998, the Company's data processing service center sold certain assets and liabilities, consisting primarily of its core data processing operations to InterCept Group (InterCept), located in Norcross, Georgia. The change in the Company's data service provider will require the Company to undergo a conversion of its data processing system. Management has signed a contract with InterCept and is scheduled to convert its data processing system in January of 1999. Management believes that the costs associated with the conversion and continued monitoring of Year 2000 compliance will not have a significant impact on the Company's financial statements. Management also believes that the Company will be able to meet all regulatory timetable guidelines relating to the year 2000 issue, although there can be no assurances in this regard. The Company has developed contingency plans for its mission-critical systems. In the event that compliance efforts are not effective, there could be a material negative impact upon the Company's liquidity, capital resources, and results of operations.

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


                              PEOPLES BANCORP, INC.
                                  (Registrant)



DATE: November 13, 1998      BY:   /s/ Timothy I. Warren
      -----------------            ----------------------------------------
                                   Timothy I. Warren, President and C.E.O.
                                          (Principal Executive Officer)


DATE: November 13, 1998       BY:  /s/ Elaine B. Lovvorn
      -----------------            ----------------------------------------
                                   Elaine B. Lovvorn, Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)