Form 10KSB40
period 1998-12-31
PEOPLES BANCORP INC /GA/
filed 1999-03-30
CIK 1021972

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998     Commission file number 333-12293


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

Check whether Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
           ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form, and will not be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
                    -----

Registrant's revenues for its fiscal year ended December 31, 1998 were $2,339,693.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 1999 was $4,067,040 based on the initial offering price of $10.00 per share, although there is no established trading market.

There were 800,000 shares of Registrant's common stock outstanding at March 15, 1999.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one):
Yes _______      No    X
                    -------

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

(B)    BUSINESS OF ISSUER

The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small- to medium-sized businesses. The Company and the Bank conduct business from the office located at 516 Bankhead Highway, Carrollton, Georgia 30117. The Company was a developmental stage enterprise that as of December 31, 1996, had no active business operations other than in connection with its initial offering of the shares of its common stock. As of December 31, 1998, PBI and the Bank had consolidated total assets of approximately $34.5 million, total deposits of approximately $26.4 million and total stockholders' equity of approximately $7.9 million.

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

The Bank, as a state chartered bank, will be permitted to branch only to the extent that banks are permitted to branch under Georgia law. In January 1996, the Georgia legislature passed a bill designed to eliminate Georgia's current intra-county branching restrictions. The new legislation provided that effective after July 1, 1996, banks in Georgia, with prior approval of the DBF (and the appropriate federal regulatory authority), could establish additional branches in up to three new counties in the state per year. On July 1, 1998, full statewide branching went into effect as Georgia banks may establish new branches in any county in the state with prior approval of the appropriate regulatory authorities.

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

In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks. This capital measure is generally referred to as the leverage capital ratio. The FDIC has established a minimum leverage capital ratio of 3 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite 1 under he Uniform Financial Institutions Rating System. Other financial institutions are expected to maintain leverage capital at least 100 to 200 basis points above the minimum level. Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest rate risk component to risk-based capital requirements. At December 31, 1998, the Bank exceeded the minimum Tier 1, risk-based and leverage capital ratios.

The Federal Deposit Insurance Corporation Improvement Act of 1991, enacted in December 1991 ("FDICIA"), specifies, among other things, the following five capital standard categories for depository institutions: (i) well capitalized,
(ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued final uniform regulations that became effective December 19, 1992, which, among other things, define the capital levels described above. Under the final regulations, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater,
(iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio for 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater. An "undercapitalized" bank is defined as one that has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 3%. A "significantly undercapitalized" bank is defined as one that has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% or
(iii) a leverage ratio of less than 3%. A bank is "critically undercapitalized" if the bank has a leverage ratio equal to or less than 2%. The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as "adequately capitalized" or "undercapitalized" and subject the institution to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. As of December 31, 1998, the Bank met the definition of a "well capitalized" institution.

"Undercapitalized" depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is "significantly undercapitalized". Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. "Significantly undercapitalized" depository institutions may be subject to a number of additional requirements and restrictions such as orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

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

MONETARY POLICY

The earnings of the Bank are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States Government and its agencies.

The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply.

The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank's borrowings. The Federal Reserve also conducts open market transactions in United States Government securities.

Periodically, bills are pending before the United States Congress which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to eliminate on a regional or other basis the present restriction on interstate expansion by banks or bank holding companies, to alter the statutory separation of commercial and investment banking and to alter the powers of thrift institutions and other competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

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

EMPLOYEES

As of December 31, 1998, the Bank employed nine full-time employees and two part-time employees. Except for the officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. Neither the Company nor the Bank is a party to any collective bargaining agreement, and management believes the Bank enjoys satisfactory relations with its employ ees.

ITEM 2.   DESCRIPTION OF PROPERTIES.

The operations of the Company and the Bank are conducted in an office building located at 516 Bankhead Highway, Carrollton, Georgia. The office consists of a two-story brick building with approximately 3,500 square feet of space on the main floor. During November 1998, the Bank acquired a four-story building located at 119 Maple Street in Carrollton for renovation and eventual occupancy as the Bank's and the Company's principal offices.

ITEM 3.   LEGAL PROCEEDINGS.

Neither the Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Bank's business, which management believes would have a material effect upon the operations or financial condition of the Company or the Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.   MARKET FOR ISSUER'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established trading market for the Company's common stock, which was first issued on January 28, 1997 at a price of $10.00 per share. As of March 15, 1999, the Company had 366 shareholders of record.

Under the Georgia Business Corporation Code, the Company may from time to time make distributions, including the payment of dividends, to its shareholders in money, indebtedness or other property (except its own shares) unless, after giving effect to such distribution, the Company would not be able to pay its debts as they become due in the usual course of business or the Company's total assets would be less than the sum of its total liabilities, plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy any preferential rights of shareholders upon dissolution. The Company may also distribute its shares pro rata and without consideration to its shareholders or to the shareholders of one or more classes or series, which constitutes a share dividend.

However, the only current source of funds with which the Company can pay dividends is from amounts received as dividends from the Bank. The Board of Directors of the Bank is limited in its ability to pay cash dividends on the outstanding capital stock of the Bank without regulatory approval. The Georgia Financial Institutions Code provides that dividends may be declared and paid only from a bank's cumulative retained earnings which have not been appropriated as permanent capital. Approval from the Department is required prior to the payment of dividends by a bank under certain circumstances. Generally, a bank may declare and pay dividends without the prior approval of the Department so long as (i) a bank's ratio of equity capital to adjusted total assets equals or exceeds 6%, (ii) the aggregate amount of dividends declared or anticipated to be declared by a bank in the calendar year does not exceed 50% of such bank's net profits after taxes but before dividends for the prior calendar year, and (iii) the total classified assets at the most recently completed and delivered examination of the bank do not exceed 80% of the equity capital reflected at such examination.

The Company does not anticipate paying dividends on its common stock in the immediate future.

No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the financial condition of Peoples Bancorp., Inc. (PBI) and its bank subsidiary, Peoples Bank of West Georgia at December 31, 1998 and 1997 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about PBI's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

FORWARD-LOOKING STATEMENTS

PBI may from time to time make written or oral forward-looking statements, including statements contained in PBI's filings with the Securities and Exchange Commission and its reports to stockholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. PBI's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management; the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in PBI's market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. PBI cautions that such factors are not exclusive. PBI does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, PBI.

OVERVIEW

PBI's 1998 results were highlighted by reporting net income of $174,000 in its first full year of operations and recouping over 50% of operating losses incurred through 1997. The year was also highlighted by the acquisition of land and buildings in downtown Carrollton, Georgia at a cost of approximately $1.9 million to be used for main office banking facilities. PBI expects to move into these new facilities in the third quarter of 1999.

FINANCIAL CONDITION AT DECEMBER 31, 1998 AND 1997

Following is a summary of PBI's balance sheets for the periods indicated:

                                           December 31,
                                        1998           1997
                                      (Dollars in Thousands)
Cash and due from banks               $ 1,038        $   452
Interest-bearing deposits in banks        198             --
Federal funds sold                      1,450          4,730
Securities                             11,314          6,996
Loans, net                             17,846          8,695
Premises and equipment                  2,379            496
Other assets                              298            265
                                      -------        -------

                                      $34,523        $21,634
                                      =======        =======

Total deposits                        $26,391        $13,808
Other liabilities                         247            134
Stockholders' equity                    7,885          7,692
                                      -------        -------

                                      $34,523        $21,634
                                      =======        =======

FINANCIAL CONDITION AT DECEMBER 31, 1998 AND 1997

As of December 31, 1998, PBI had total assets of $34.5 million, an increase of 60% since December 31, 1997. The completion of PBI's stock offering in 1997, which raised $8 million, has provided a strong capital base to support this growth. Total interest-earning assets were $30.8 million at December 31, 1998 or 89.24% of total assets as compared to 94.39% at December 31, 1997. PBI's primary interest-earning assets at December 31, 1998 were loans, which made up 57.93% of total interest-earning assets as compared to 42.58% at December 31, 1997. PBI's loan to deposit ratio was 68.44% as compared to 63.70% at December 31, 1997. Deposit growth of $12.6 million has been used primarily to fund loan growth of $9.2 million.

PBI's investment portfolio, consisting of U.S. Agency, mortgage-backed, and equity securities, amounted to $11.3 million at December 31, 1998. Unrealized gains on securities amounted to $78,454 at December 31, 1998. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

PBI has 63% of its loan portfolio collateralized by real estate located in PBI's primary market area of Carroll County and surrounding counties. PBI's real estate mortgage and construction portfolio consists of loans collateralized by one- to four-family residential properties (34%), construction loans to build one- to four-family residential properties (32%), and nonresidential properties consisting primarily of small business commercial properties (34%). PBI generally requires that loans collateralized by real estate not exceed 80% of the collateral value.

PBI's remaining 37% of its loan portfolio consists of commercial, consumer, and other loans. PBI requires collateral commensurate with the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with PBI's loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in PBI's market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in PBI's market area are stable with no indications of a significant downturn in the general economy. Additionally, PBI has risk associated with its loan portfolio as it relates to the Year 2000 issue. (See Year 2000 Disclosures.)

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

At December 31, 1998, PBI had loan commitments outstanding of $3.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, the Bank has the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 1998, the Bank has arrangements with two commercial banks for short-term advances of $3,000,000.

At December 31, 1998, PBI's and the Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. PBI's stockholders' equity increased due to net income in 1998 of $174,000 and increased accumulated other comprehensive income of $18,000.

In the future, the primary source of funds available to PBI will be the payment of dividends by its subsidiary Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, no dividends can be paid by the Bank to PBI without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for PBI and the Bank as of December 31, 1998 are as follows:

                                                        Actual
                                          -------------------------------
                                                               Regulatory
                                           PBI      Bank     Requirements
                                          -------------------------------
  Leverage capital ratio                   23.55%   17.86%     5.00%
  Risk-based capital ratios:
    Core capital                           37.46    28.51      6.00
    Total capital                          38.49    29.54     10.00

At December 31, 1998, PBI expects to incur costs of approximately $750,000 for capital expenditures relating to its new main office acquisition.

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

Except for expected continued growth common to a de novo bank, and uncertainties related to the Year 2000 issue (see Year 2000 Disclosures), management is not aware of any other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

Following is a summary of PBI's operations for the periods indicated.

                                  Year Ended December 31,
                                      1998         1997
                                   (Dollars in Thousands)
Interest income                   $   2,129      $   972

Interest expense                        957          270

Net interest income                   1,172          702

Provision for loan losses               121          101

Other income                            210           97

Other expenses                        1,087          924

Pretax income (loss)                    174         (226)

Income taxes                              -            -

Net income (loss)                       174         (226)

PBI commenced its operations on March 3, 1997. Prior to the commencement, PBI was engaged in activities involving the formation of PBI, selling its common stock, and obtaining necessary approvals. PBI incurred operating losses totaling $157,000 during its organizational period ($93,000 in 1996 and $64,000 in 1997).

PBI incurred total organizational and stock issue costs of $105,000 of which $84,000 were to have been capitalized to be amortized over a period of sixty months (see Non-interest Expense), and $21,000 was recorded as a reduction in capital surplus. Through the end of 1997, PBI incurred additional operating losses of $162,000.

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

The net yield on average interest-earning assets was 4.35% in 1998 as compared to 5.38% in 1997. Average loans increased by $8.9 million which accounted for the majority of a $14.8 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $13.1 million with average interest-bearing demand and time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets increased to 7.89% in 1998 from 7.61% in 1997. The rate paid on average interest-bearing liabilities was 5.09% in 1998 and 4.66% in 1997.

Provision for Loan Losses
-------------------------

The provision for loan losses was $121,000 in 1998 as compared to $101,000 in 1997. The amount provided was due primarily to the growth of the portfolio. Based upon management's evaluation of the loan portfolio, management believes the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, underlying collateral values, and current economic conditions which may affect the borrower's ability to repay. As of December 31, 1998, and 1997, PBI has no nonperforming loans or assets. The allowance for loan losses as a percentage of total loans at December 31, 1998 and 1997 was 1.19% and 1.15%, respectively.

Other Income
------------

Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $210,000 in 1998 as compared to $97,000 in 1997. The increases are due to PBI being open for an entire year versus ten months in 1997, and an increase in mortgage loan origination fees of $63,000.

Non-interest Expense
--------------------

Other operating expense for 1998 consists of salaries and employee benefits ($585,000), equipment and occupancy expenses ($69,000), and other operating expenses ($363,000). The increases over 1997 ($84,000 for salaries and employee benefits, and $24,000 for other operating expenses) are due primarily to PBI being open for an entire year versus only ten months in 1997. The decrease in equipment and occupancy expenses of $15,000 is due primarily to the purchase of PBI's current banking facilities in late 1997. The facilities had been rented in 1997 at a cost of $24,000. PBI also adopted SOP 98-5 which required the write-off of $70,000 of organization costs.

Income Tax
----------

PBI had no income tax expense due to accumulated deficits of $145,000 and $319,000 at December 31, in 1998 and 1997, respectively.

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

At December 31, 1998, PBI's cumulative one year interest rate-sensitivity gap ratio was 80%. PBI's targeted ratio is 80% to 120% in this time horizon. This indicates that PBI's interest-bearing liabilities will reprice during this period at a rate faster than PBI's interest-earning assets.

The following table sets forth the distribution of the repricing of PBI's interest-earning assets and interest-bearing liabilities as of December 31, 1998, the interest rate- sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of PBI's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                        After          After
                                        Three           One
                                       Months         Year but
                                  Within      but      Within   After
                                  Three     Within      Five     Five
                                  Months   One Year    Years    Years    Total
                                             (Dollars in Thousands)
Interest-earning assets:
  Interest-bearing
     deposits in banks           $    --    $   198    $    --  $   --  $   198
  Federal funds sold               1,450         --         --      --    1,450
  Securities                         599      1,370      7,935   1,410   11,314
  Loans                            6,898      6,438      4,725       -   18,061
                                 -------    -------    -------  ------  -------

                                   8,947      8,006     12,660   1,410   31,023
                                 -------    -------    -------  ------  -------

Interest-bearing liabilities:
  Interest-bearing demand
     deposits                      8,031         --         --      --    8,031
  Savings                            337         --         --      --      337
  Certificates, less than
     $100,000                      1,128      3,365      2,903      --    7,396
  Certificates, $100,000
     and over                      4,371      3,962        700       -    9,033
                                 -------    -------    -------  ------  -------

                                  13,867      7,327      3,603       -   24,797
                                 -------    -------    -------  ------  -------

Interest rate sensitivity
  gap                            $(4,920)   $   679    $ 9,057  $1,410  $ 6,226
                                 =======    =======    =======  ======  =======
Cumulative interest rate
  sensitivity gap                $(4,920)   $(4,241)   $ 4,816  $6,226
                                 =======    =======    =======  ======
Interest rate sensitivity
  gap ratio                         0.65       1.09       3.51       -
                                 =======    =======    =======  ======
Cumulative interest rate
  sensitivity gap ratio             0.65       0.80       1.19    1.25
                                 =======    =======    =======  ======

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



                          [INTENTIONALLY LEFT BLANK]

                   DISTRIBUTION OF ASSETS, LIABILITIES, AND
                             STOCKHOLDERS' EQUITY:
                   INTEREST RATES AND INTEREST DIFFERENTIALS

AVERAGE BALANCES

The condensed average balance sheet for the period indicated is presented below.
(1)

                                                                    From March 3, 1997,
                                                                   Date of Commencement
                                                  Year Ended           of Operations,
                                               December 31, 1998 to December 31, 1997
                                                        (Dollars in Thousands)
          ASSETS

  Cash and due from banks                                 $   578                $   398
  Taxable securities                                       10,481                  3,779
  Securities valuation account                                 45                      7
  Federal funds sold                                        3,418                  4,260
  Interest-bearing deposits in banks                          169                      -
  Loans (2)                                                12,907                  3,945
  Reserve for loan losses                                    (152)                   (39)
  Other assets                                              1,078                    389
                                                          -------                -------
                                                          $28,524                $12,739
                                                          =======                =======

  Total interest-earning assets                           $26,975                $11,984
                                                          =======                ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits:
     Noninterest-bearing demand                           $ 1,755                $   457
     Interest-bearing demand                                6,858                  2,290
     Savings                                                  195                     88
     Time                                                  11,765                  3,349
                                                          -------                -------
          Total deposits                                  $20,573                $ 6,184

     Other liabilities                                        173                     90
                                                          -------                -------
               Total liabilities                           20,746                  6,274
                                                          -------                -------
     Stockholders' equity                                   7,778                  6,465
                                                          -------                -------
                                                          $28,524                $12,739
                                                          =======                =======

     Total interest-bearing liabilities                   $18,818                $ 5,727
                                                          =======                =======


(1) For each category, average balances were determined using the daily average balances during the year for 1998 and for the period from March 3, 1997, date of commencement of operations, to December 31, 1997, for 1997.

(2)  There were no nonaccrual loans included in average loans for 1998 or 1997.

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

                                                            Years Ended December 31,
                                                            1998            1997
                                                                Average             Average
                                                     Interest     Rate    Interest    Rate
                                                             (Dollars in Thousands)
  INTEREST INCOME:
     Interest and fees on loans (1)                    $1,323     10.25%     $ 430    10.91%
     Interest on taxable securities                       608      5.81        238     6.28
     Interest on Federal funds sold                       188      5.50        244     5.73
     Interest on deposits in banks                         10      5.87          -        -
     Interest earned during the period
        prior to commencement of
        banking operations                                  -         -         60        -
                                                       ------                ------
     Total interest income                             $2,129      7.89        972     7.61
                                                       ------                ------

  INTEREST EXPENSE:
     Interest on interest-bearing
       demand deposits                                    263      3.84      $  69     3.02
     Interest on savings deposits                           6      2.84          3     2.85
     Interest on time deposits                            688      5.85        195     5.83
     Interest incurred during the period
        prior to commencement of
        banking operations                                  -         -          3        -
                                                       ------                -----
     Total interest expense                               957      5.09        270     4.66
                                                       ------                -----
  NET INTEREST INCOME                                  $1,172                $ 702
                                                       ======                =====

     Net interest spread                                           2.80%               2.95%
                                                                  =====               =====
     Net yield on average interest-earning assets                  4.35%               5.38%
                                                                  =====               =====

(1) Interest and fees on loans includes $151,000 and $68,000 of loan fee income for the years ended December 31, 1998 and 1997, respectively. There was no interest income recognized on nonaccrual loans during 1998 or 1997.

RATE AND VOLUME ANALYSIS

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected PBI's interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

                                                  Year Ended December 31,
                                                       1998 vs. 1997
                                                      Changes Due To:
                                                                  Increase
                                                 Rate   Volume   (Decrease)
                                                   (Dollars in Thousands)
 Increase (decrease) in:
  Income from interest-earning assets:
  Interest and fees on loans                     $(27)  $  920      $  893
  Interest on taxable securities                  (20)     390         370
  Interest on Federal funds sold                   (9)     (47)        (56)
  Interest on deposits in banks                     -       10          10
                                                 ----   ------      ------
   Total interest income                          (56)   1,273       1,217
                                                 ----   ------      ------

  Expense from interest-bearing liabilities:
  Interest on interest-bearing
   demand deposits                                 23      171         194
  Interest on savings deposits                      -        3           3
  Interest on time deposits                         1      492         493
                                                 ----   ------      ------
   Total interest expense                          24      666         690
                                                 ----   ------      ------

   Net interest income                           $(80)  $  607      $  527
                                                 ====   ======      ======

Interest income earned of $60,000 and interest expense incurred of $3,000 prior to the commencement of banking operations in 1997 have been excluded from the above table.

                             INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                December 31,
                                              1998        1997
                                           (Dollars in Thousands)
U.S. Treasury and other U.S. Government
 agencies and corporations                   $  3,029    $  4,520
Mortgage-backed securities                      8,081       2,476
                                             --------    --------
                                               11,110       6,996
Equity securities                                 204           -
                                             --------    --------
                                             $ 11,314    $  6,996
                                             ========    ========


MATURITIES

The amounts of securities in each category as of December 31, 1998 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.

                                                              After one year         After five years
                                    One year or less        through five years       through ten years
                                   Amount    Yield (1)      Amount    Yield (1)      Amount   Yield (1)
U.S. Treasury and
 other U.S. Government
 agencies and corporations         $3,029       5.21%       $    -        -%         $   --        -%

Mortgage-backed securities             --          -         3,393     5.82           3,409     5.99
                                   -------                  ------                   ------

                                   $3,029       5.21        $3,393     5.82          $3,409     5.99
                                   =======                  ======                   ======

                                After ten years              Total
                              Amount   Yield (1)        Amount  Yield (1)
U.S. Treasury and
 other U.S. Government
 agencies and corporations   $   --       --%            $ 3,029   5.21%

Mortgage-backed securities    1,279     5.90               8,081   5.90
                             ------                      -------

                             $1,279     5.90             $11,110   5.71
                             ======                      =======

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

                                LOAN PORTFOLIO

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                               December 31,
                                             1998         1997
                                          (Dollars in Thousands)
  Commercial                                 $ 4,298      $3,664
  Real estate-construction                     3,637         401
  Real estate-mortgage                         7,772       3,355
  Consumer instalment loans and other          2,354       1,376
                                             -------      ------
                                              18,061       8,796
  Less allowance for loan losses                (215)       (101)
                                             -------      ------
          Net loans                          $17,846      $8,695
                                             =======      ======

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Total loans as of December 31, 1998 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years. The disclosure of loans by the required categories, commercial and financial and real estate - construction, is not available and would involve undue burden and expense to PBI. In making this determination, PBI has considered the estimated cost to compile the required information and its current electronic data processing capability.

                                          (Dollars in Thousands)
  Maturity:
     One year or less                            $  9,306
     After one year through five years              8,755
     After five years                                   -
                                                 --------
                                                 $ 18,061
                                                 ========

The following table summarizes loans at December 31, 1998 with the due dates after one year which have predetermined and floating or adjustable interest rates.

                                             (Dollars in Thousands)
     Predetermined interest rates             $ 8,571
     Floating or adjustable interest rates        184
                                              -------
                                              $ 8,755
                                              =======

RISK ELEMENTS

Information with respect to nonaccrual, past due, and restructured loans at December 31, 1998 and 1997 is as follows:

                                                               December 31,
                                                            1998        1997
                                                          (Dollars in Thousands)
  Nonaccrual loans                                          $  0         $  0
  Loans contractually past due ninety
     days or more as to interest or
     principal payments and still accruing                     0            0
  Restructured loans                                           0            0
  Loans, now current about which there are
     serious doubts as to the ability of the
     borrower to comply with loan repayment terms              0            0
  Interest income that would have been recorded
     on nonaccrual and restructured loans under
     original terms                                            0            0
  Interest income that was recorded on
     nonaccrual and restructured loans                         0            0

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

                                                     Years Ended December 31,
                                                        1998          1997
                                                      (Dollars in Thousands)
     Average amount of loans outstanding               $ 12,907     $  3,945
                                                       ========     ========

     Balance of allowance for loan losses
       at beginning of period                          $    101     $     --
                                                       --------     --------

     Loans charged off
       Commercial and financial                              --           --
       Real estate mortgage                                  --           --
       Instalment                                            12           --
                                                       --------     --------
                                                             12           --
                                                       --------     --------

     Loans recovered
       Commercial and financial                              --           --
       Real estate mortgage                                  --           --
       Instalment                                             5           --
                                                       --------     --------
                                                              5           --
                                                       --------     --------

     Net charge-offs                                          7           --
                                                       --------     --------

     Additions to allowance charged to operating
       expense during period                                121          101
                                                       --------     --------

     Balance of allowance for loan losses
       at end of period                                $    215     $    101
                                                       ========     ========

     Ratio of net loans charged off during the
     period to average loans outstanding                    .06%          --%
                                                       ========     ========

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions which may affect the borrower's ability to pay and the underlying collateral value of the loans. As of December 31, 1998 and 1997, management had made no allocations of its allowance for loan losses to specific categories of loans. Based on management's best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                    December 31, 1998       December 31, 1997
                                   Percent of loans in     Percent of loans in
                                      each category           each category
                                Amount  to total loans      Amount  to total loans
                                             (Dollars in Thousands)
Commercial                            $  54     24%        $  50          42%
Real estate construction loans           54     20            10           5
Real estate mortgage loans               75     43            20          38
Consumer instalment
 loans and other                         32     13            21          15
                                      -----    ---         -----         ---
                                      $ 215    100%        $ 101         100%
                                      =====    ===         =====         ===

                                   DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of banking operations is presented below.(1)

                                                Years Ended December 31,
                                              1998                  1997
                                        Amount     Percent    Amount    Percent
                                                  (Dollars in Thousands)
Noninterest-bearing demand deposits    $ 1,755       --%       $  457       --%
Interest-bearing demand deposits         6,858     3.84         2,290     3.02
Savings deposits                           195     2.84            88     2.85
Time deposits                           11,765     5.85         3,349     5.83
                                       -------                 ------
                                       $20,573                 $6,184
                                       =======                 ======

(1) Average balances were determined using the daily average balances during the year for 1998 for the period from March 3, 1997, date of commencement of operations, to December 31, 1997 for 1997.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1998 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                         (Dollars in Thousands)
Three months or less                              $4,371
  Over three months through six months             2,400
  Over six through twelve months                   1,562
  Over twelve months                                 700
                                                  ------
       Total                                      $9,033
                                                  ======

                   RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

 The following rate of return information for the year indicated is presented below.

                                 Years Ended December 31,
                                    1998         1997
  Return on assets (1)              0.61%       (1.49)%
  Return on equity (2)              2.24        (2.94)
  Dividend payout ratio (3)            -            -
  Equity to assets ratio (4)       27.27        50.75

(1)  Net income (loss) divided by average total assets.
(2)  Net income (loss) divided by average equity.
(3) Dividends declared per share of common stock divided by net income (loss) per share.
(4)  Average common equity divided by average total assets.

YEAR 2000 READINESS DISCLOSURE

Like many financial institutions, the Company and its subsidiary rely upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. Management of the Company has assessed the electronic systems, programs, applications, and other electronic components used in the operations of the Company and believes that the hardware and software used by the Company and the Bank have been programmed to be able to accurately recognize the year 2000, and that significant additional costs will not be incurred in connection with the year 2000 issue, although there can be no assurances in this regard.

The Federal Financial Institutions Examination Council (FFIEC), an oversight authority for financial institutions, has issued several interagency statements on Year 2000 project awareness. These statements require financial institutions to, among other things, examine the Year 2000 implications of their reliance on vendors, determine the potential impact of the Year 2000 issue on their customers, suppliers and borrowers, and to survey its exposure, measure its risk and prepare a plan to address the Year 2000 issue. In addition, federal banking regulators have issued safety and soundness guidelines to be followed by financial institutions to assure resolution of any Year 2000 problems. The federal banking agencies have asserted that Year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory examinations, and the failure to appropriately address the Year 2000 issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for mergers or acquisitions, or the imposition of civil monetary penalties.

The Company is utilizing a three-phase plan for achieving Year 2000 readiness. The Assessment Phase was intended to determine which computers, operating systems and applications require remediation and prioritizing those remediation efforts by identifying mission critical systems. The Assessment Phase has been completed except for the on-going assessment of new systems. The Remediation and Testing Phase addressed the correction or replacement of any non-compliant hardware and software related to the mission critical systems and testing of those systems. Since most of the Bank's information technology systems are off-the-shelf software, remediation efforts have focused on obtaining Year 2000 compliant application upgrades. The Bank's core banking system, which runs loans, deposits and the general ledger, has been upgraded to the Year 2000 compliant version and has been forward date tested and Year 2000 certified by the Bank. The Year 2000 releases for all of the Bank's other internal mission critical systems have also been received, forward date tested and certified. The next step of this phase, testing mission critical service providers, is anticipated to be substantially completed by March 31, 1999. During the final phase, the Implementation Phase, remediated and validated code will be tested in interfaces with customers, business partners, government institutions, and others. It is anticipated that the Implementation Phase will be substantially completed by June 30, 1999.

On August 5, 1998, the Company's data processing service center sold certain assets and liabilities, consisting primarily of its core data processing operations to InterCept Group, located in Norcross, Georgia. The change in the Company's data service provider required the Company to undergo a conversion of its data processing system. The conversion was completed February 5, 1999. Testing of the converted data processing systems has been substantially completed.

The Company may be impacted by the Year 2000 compliance issues of governmental agencies, businesses and other entities who provide data to, or receive data from, the Company, and by entities, such as borrowers, vendors, customers, and business partners, whose financial condition or operational capability is significant to the Company. Therefore, the Company's Year 2000 project also includes assessing the Year 2000 readiness of certain customers, borrowers, vendors, business partners, counterparties, and governmental entities. In addition to assessing the readiness of these external parties, the Company is developing contingency plans which will include plans to recover operations and alternatives to mitigate the effects of counterparties whose own failure to properly address Year 2000 issues may adversely impact the Company's ability to perform certain functions. These contingency plans are currently being developed and are expected to be substantially completed by June 30, 1999.

If Year 2000 issues are not adequately addressed by the Company and significant third parties, the Company's business, results of operations and financial position could be materially adversely affected. Failure of certain vendors to be Year 2000 compliant could result in disruption of important services upon which the Company depends, including, but not limited to, such services as telecommunications, electrical power and data processing. Failure of the Company's loan customers to properly prepare for the Year 2000 could also result in increases in problem loans and credit losses in future years. It is not, however, possible to quantify the potential impact of any such losses at this time. Notwithstanding the Company's efforts, there can be no assurance that the Company or significant third party vendors or other significant third parties will adequately address their Year 2000 issues. The Company is continuing to assess the Year 2000 readiness of third parties but does not know at this time whether the failure of third parties to be Year 2000 compliant will have a material effect on the Company's results of operations, liquidity and financial condition.

The Company currently estimates that its total cost for the Year 2000 project will approximate $40,000. During 1998, the Company incurred approximately $3,000 in charges related to its Year 2000 remediation effort and expects to incur approximately $37,000 in 1999. Charges include the cost of external consulting and the cost of accelerated replacement of hardware, but do not include the cost of internal staff redeployed to the Year 2000 project. The Company does not believe that the redeployment of internal staff will have a material impact on its financial condition or results of operations.

The foregoing paragraphs contain a number of forward-looking statements. These statements reflect Management's best current estimates, which were based on numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other factors. There can be no guarantee that these estimates, including Year 2000 costs, will be achieved, and actual results could differ materially from those estimates. A number of important factors could cause Management's estimates and the impact of the Year 2000 issue to differ materially from what is described in the forward-looking statements contained in the above paragraphs. Those factors include, but are not limited to, the availability and cost of programmers and other systems personnel, inaccurate or incomplete execution of the phases, results of Year 2000 testing, adequate resolution of Year 2000 issues by the Company's customers, vendors, competitors, and counterparties, and similar uncertainties.

The forward-looking statements made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements required by this Item are included in the portions of the Company's 1998 Annual Report to Shareholders filed as Exhibit 13 to this Report and incorporated herein by reference.

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

NAME                    AGE  PRINCIPAL OCCUPATION
----                    ---  --------------------

Timothy I. Warren        38  Mr. Warren is the President, Chief Executive
                             Officer and a Director of the Company and the Bank.
                             Mr. Warren was President, Chief Executive Officer and a Director of the Community Bank of Carrollton from April 1991 to July 1996, when that bank was merged into Regions Bank, and the President, Chief
                             Executive Officer and Director of the Bank of Villa
                             Rica from February, 1996 and until that bank was also merged into Regions Bank in July 1996. Mr.
                             Warren then served as an area manager for Regions
                             Bank in the former bank market areas until leaving
                             Regions Bank in August 1996 to assume his current positions with the Company and the Bank.

Steve R. Adams           46  Mr. Adams founded West Georgia Ambulance (providing
                             emergency ambulance service) and Adams
                             Transportation (providing multi-transportation services). In January, 1996, Mr. Adams sold West
                             Georgia Ambulance to AMR, a publicly-traded company listed on the New York Stock Exchange. Mr. Adams remains the Director of Government Affairs of the West Georgia Division of AMR.

Lawrence J. Alligood     60  Mr. Alligood has served as a Director since
                             September 1997. Mr. Alligood is a pathologist who has practiced with the Carroll Pathology Group since August 1994, and who has owned a medical laboratory since 1982.

John B. Bohannon         52  Mr. Bohannon has been President of First Realty
                             Association, Inc. since 1974.

Ann C. Carter            50  Ms. Carter is an interior design specialist.

J. Wayne Garner          47  Mr. Garner became a Director in February 1998. He
                             has been the Commissioner of the Georgia Department of Corrections since December 1995, and the President and owner of First Family Funeral Home located in Carrollton since November 1997. Mr.
                             Garner had been the President of the Whitley-Garner
                             Funeral Home located in Douglasville, Georgia from
                             October 1982 until October 1997.

Lester H. Harmon         53  Mr. Harmon has been the owner and President of West
                             Georgia Crown and Bridge since 1974.

William P. Johnson       66  Mr. Johnson has practiced law in Carrollton,
                             Georgia since 1957, and is a senior partner in the law firm of Johnson, Dangle and Parmer. Mr. Johnson currently is the President of Universal Furniture, and a Director of Temple Manufacturing.

NAME                    AGE  PRINCIPAL OCCUPATION
----                    ---  --------------------

Phillip Kauffman         52  From December 1989 through December 1996, Mr.
                             Kauffman was the President of Leuco-Henderson, a tooling manufacturer. Since December 1996, Mr.
                             Kauffman has managed personal investments and investment properties.

Jeff R. Matthews         43  Mr. Matthews has been self-employed as a timber
                             dealer and real estate developer since 1978.

Charles J. Puckett       66  Mr. Puckett was the owner and President of People's
                             Dodge/Chrysler/Jeep from 1977 to January 1998.
                             Since January 1998, Mr. Puckett has managed investment properties.

William C. Seaton        50  Mr. Seaton has been the President of Seaton
                             Development Co., Inc., a real estate development company, since May 1973. From August 1985 until
                             January, 1995, Mr. Seaton co-owned Eagle Outdoor
                             Advertising, Inc., which is involved in building and marketing billboards. Mr. Seaton has been the sole owner of that firm since January 1995.

Mark S. Swindle          50  Mr. Swindle has been President of BSA Activewear, a
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

The Company's Articles of Incorporation provide for a classified Board of Directors with approximately one-third of the members standing for election each year. The three directors who were original members of Class I with initial terms expiring at the 1997 Annual Meeting of Shareholders of the Company and who will now stand for re-election at the Annual Meeting of Shareholders in 2000 are Ms. Carter and Messrs. Harmon and Seaton. The members of Class II whose initial terms expired at the Annual Meeting of Shareholders in 1998 and who were reelected are Messrs. Adams, Bohannon, Matthews and Swindle. The initial terms members of Class III whose initial terms expire and who will stand for reelection at the Annual Meeting of Shareholders in 1999 are Messrs. Johnson, Kauffman, Puckett and Warren. When Messrs. Alligood and Garner were added as members of the Board of Directors, they were added to Class I. Each of Mr. Alligood and Mr. Garner was elected at the by the shareholders Annual Meeting of Shareholders in 1998 to Class I directorships expiring at the Annual Meeting of Shareholders in 2000.

The following table sets forth the name of the current Executive Officers of the Bank who are not directors of the Company, their age and principal occupation for the last five years. Executive Officers of the Company and the Bank are elected annually by the Board of Directors.

NAME                 AGE  PRINCIPAL OCCUPATION
----                 ---  --------------------
Elaine B. Lovvorn     55  Elaine Lovvorn is Secretary of the Company and Senior
                          Vice President, Chief Financial Operations Officer of
                          the Bank. Mrs. Lovvorn assisted in the organization of
                          Carroll National Bank in July 1987, and served as that
                          bank's Cashier through September 1991 when it was
                          acquired by Synovus Financial Corporation. She then
                          joined The Community Bank of Carrollton as a Senior
                          Vice President and Controller in March, 1992,
                          remaining there through February 1994 before returning
                          to her home town of Bowdon to serve as the manager of
                          a $40 million branch of Carrollton Federal Savings and
                          Loan Association. Mrs. Lovvorn then rejoined The
                          Community Bank in November 1994 and remained there
                          through August 1996, when that bank was converted into
                          a Regions Bank branch and Mrs. Lovvorn joined the
                          Company.

David L. Bryan        35  David Bryan is the Senior Credit Officer of the Bank.
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

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The Company does not separately compensate any of its directors or executive officers. The following sets forth certain information concerning the compensation of the Bank's chief executive officer during fiscal years 1998, 1997 and 1997. No other executive officer received annual compensation in excess of $100,000.

                          SUMMARY COMPENSATION TABLE

                                       Annual Compensation
                             ---------------------------------------
                                                                      Long Term
                                                                     Compensation
                                                                        Awards
                                                                     ------------
                                                                      Securities
Name and                                            Other Annual      Underlying       All Other
Principal            Fiscal                         Compensation        Options       Compensation
Position             Year    Salary ($)  Bonus ($)     ($)(1)            (#)(2)           ($)
---------            ------  ---------   --------   ------------      -----------     ------------
Timothy I. Warren      1998   $137,066          -              -               -          (2)
President and
Chief Executive        1997   $135,000          -              -               -
Officer
                       1996   $ 38,047          -              -               -

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

In addition, the Company has implemented an Employee Incentive Stock Option Plan for employees of the Bank and reserved a total of 75,000 shares out of the Company's total authorized shares for the plan. Options with respect to 21,500 shares have been issued, including options for 15,000 shares to Mr. Warren.

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

DIRECTOR COMPENSATION

The Company and the Bank did not compensate any of its directors for their services as directors prior to 1999. The directors of the Company and the Bank may begin to receive a fee for attending Board meetings during 1999.

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

                                                          Percentage
Name of Beneficial Owner/(1)/   Number of Shares   Ownership/(3)/ and Options
-----------------------------   ----------------   --------------------------
Steve R. Adams
  Organizer and Director            15,000                    1.8%

Lawrence M. Alligood
  Director
 115 Fairway Drive
  Carrollton, Georgia  30117        25,000                    7.3%

John B. Bohannon
  Organizer and Director            20,000(4)                 2.4%

Ann C. Carter
  Organizer and Director            10,000                    1.2%

                                                          Percentage
Name of Beneficial Owner/(1)/   Number of Shares   Ownership/(3)/ and Options
-----------------------------   ----------------   --------------------------
J. Wayne Garner
  Director                           6,000                    0.8%

Lester H. Harmon
  Organizer and Director            11,000                    1.4%

William P. Johnson
  Organizer and Director
  306 Tanner Street
  Carrollton, Georgia  30117        60,200                    7.5%

Phillip Kauffman
  Organizer and Director
  500 Ind. Ct. West
  Villa Rica, Georgia  30180        70,746(5)                 8.8%

Jeff R. Matthews
  Organizer and Director            32,700(7)                 4.1%

Charles J. Puckett
Organizer and Director
  2208 Bankhead Highway
  Carrollton, Georgia  30117        88,800(8)                11.1%

William C. Seaton
 Organizer and Director             10,000(9)                 1.3%

Mark S. Swindle
  Organizer and Director            10,250                    1.3%

Timothy I. Warren
  President, Chief Executive
  Officer, Organizer and Director   40,900(10)                5.0%

All current directors and
 executive(2)(3) officers as a
 group (15 persons)                408,996                   49.8%

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

(3)  Based upon 800,000 shares outstanding as of March 15, 1999.

(4) Includes 7,500 shares held by Mr. Bohannon's wife and 12,500 shares owned jointly by them and with respect to which Mr. Bohannon will share voting and investment power.

(5)  Includes 200 shares held by Mr. Johnson's wife.

(6)  Includes 11,966 shares held by Mr. Kauffman's wife or minor child.

(7) Includes 2,700 shares held by Mr. Matthews as custodian for his minor children.

(8)  Includes 10,000 shares held by Mr. Puckett's spouse.

(9) Includes 3,000 shares held by Mr. Seaton as custodian for his minor children.

(10) Includes 100 Shares owned by Mr. Warren's wife and 300 shares held by Mr. Warren as custodian for his minor children. Includes 15,000 shares that are subject to options granted to Mr. Warren under the terms of his employment agreement. Those options are exercisable at an exercise price of $10.00 per share and expire ten years from the date of grant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain executive officers and directors of the Company and the Bank, and principal shareholders of the Company and affiliates of such persons have, from time to time, will engage in banking transactions with the Bank. All loans or other extensions of credit will be made by the Bank to such individuals in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated parties and will be believed by management to not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1998, there were an aggregate of $3,916,000 of loans and open lines of credit to executive officers and directors of the Company and the Bank, and principal shareholders of the Company and affiliates of such persons.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

     Exhibit Numbers
     ---------------

     3.1 Articles of Incorporation (Incorporated by reference to the Company's Registration Statement on Form SB-1 (Registration No. 333-12293) (the "SB-1"), Exhibit 3.1)

     3.2  Bylaws (Incorporated by reference to the SB-1, Exhibit 3.2)

     10.1 Employment Contract between Timothy I. Warren and the Company (Incorporated by reference to the SB-1, Exhibit 10.1)

     11 Computation of Earnings per Share (Incorporated by reference to Note 8 to Financial Statements filed as Exhibit 13 hereto)

     13   Financial Statements from 1998 Annual Report to Shareholders

     21 Subsidiaries of the Company (Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997)

     27   Financial Data Schedule

(B)  REPORTS ON FORM 8-K

     No Reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

                                  SIGNATURES
                                  ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PEOPLES BANCORP, INC.


Date:  March 26, 1999                        By: /s/ Timothy I. Warren
                                                --------------------------------
                                                 Timothy I. Warren
                                                 President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated:

SIGNATURE                               TITLE                         DATE


/s/ Timothy I. Warren         President and Director
--------------------------
Timothy I. Warren             (Principal Executive Officer)       March 26, 1999


/s/ Steve R. Adams            Director                            March 26, 1999
--------------------------
Steve R. Adams


/s/ Lawrence J. Alligood      Director                            March 26, 1999
--------------------------
Lawrence J. Alligood


/s/ John B. Bohannon          Director                            March 26, 1999
--------------------------
John B. Bohannon


/s/ Ann C. Carter             Director                            March 26, 1999
--------------------------
Ann C. Carter


/s/ J. Wayne Garner           Director                            March 26, 1999
--------------------------
J. Wayne Garner

/s/ Lester H. Harmon          Director                            March 26, 1999
--------------------------
Lester H. Harmon


/s/ William P. Johnson        Director                            March 26, 1999
--------------------------
William P. Johnson



/s/ Phillip Kauffman          Director                            March 26, 1999
--------------------------
Phillip Kauffman



/s/ Jeff R. Mathews           Director                            March 26, 1999
--------------------------
Jeff R. Mathews



/s/ Charles J. Puckett        Director                            March 26, 1999
--------------------------
Charles J. Puckett



/s/ William C. Seaton         Director                            March 26, 1999
--------------------------
William C. Seaton



/s/ Mark S. Swindle           Director                            March 26, 1999
--------------------------
Mark S. Swindle



/s/ Elaine B. Lovvorn         Senior Vice President
--------------------------
Elaine B. Lovvorn             and Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)                 March 26, 1999

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
          SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

No annual report or proxy statement has yet been provided to the Issuer's shareholders. Copies of the annual report and proxy statement provided to the Issuers shareholders will be furnished to the Commission when sent to said shareholders.