Form 10QSB
period 1999-03-31
PEOPLES BANCORP INC /GA/
filed 1999-05-14
CIK 1021972

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
Mark One

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
          EXCHANGE ACT OF 1934

      For the quarterly period ended      MARCH 31, 1999
                                     -----------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________  to __________

                      COMMISSION FILE NUMBER:  333-12293

                             Peoples Bancorp, Inc.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Georgia                                         58-2265412
----------------------------                ------------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification No.)

                516 BANKHEAD HIGHWAY, CARROLLTON, GEORGIA 30117
           ---------------------------------------------------------
                   (Address of principal executive offices)

                                (770) 838-9608
                   ----------------------------------------
                          (Issuer's telephone number)

                                      N/A
    -----------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No  _________
    -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes ________      No  _________

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of
May 1, 1999:      800,000; $.01 par value.

Transitional Small Business Disclosure Format (Check One)  Yes ____  No    X
                                                                         -----

                     PEOPLES BANCORP, INC. AND SUBSIDIARY



--------------------------------------------------------------------------------

                                     INDEX
                                     -----

                                                                           PAGE
                                                                           ----
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEET - MARCH 31, 1999..................    3

            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
            INCOME - THREE MONTHS ENDED MARCH 31, 1999 AND 1998..........    4

            CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
            MONTHS ENDED MARCH 31, 1999 AND 1998.........................    5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................    6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS................    7


PART II.  OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...   14

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................   14

          SIGNATURES.....................................................   15

                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS

                     PEOPLES BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1999
                                  (UNAUDITED)


                    ASSETS
                    ------
Cash and due from banks                                                                 $          2,345,561
Interest-bearing deposits in banks                                                                    99,000
Securities available-for-sale, at fair value                                                      11,971,401
Federal funds sold                                                                                 2,710,600

Loans                                                                                             19,319,496
Less allowance for loan losses                                                                       244,811
                                                                                        --------------------
          Loans, net                                                                              19,074,686
                                                                                        --------------------

Premises and equipment                                                                             2,404,107
Other assets                                                                                         339,759
                                                                                        --------------------

          TOTAL ASSETS                                                                  $         38,945,113
                                                                                        ====================

                LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

DEPOSITS
    Noninterest-bearing demand                                                          $          3,610,634
    Interest-bearing demand                                                                        9,769,606
    Savings                                                                                          308,314
    Time                                                                                          17,053,130
                                                                                        --------------------
          TOTAL DEPOSITS                                                                          30,741,684
Other liabilities                                                                                    244,078
                                                                                        --------------------
          TOTAL LIABILITIES                                                                       30,985,762
                                                                                        ====================

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01; 1,000,000 shares
     authorized;
       none issued or outstanding                                                                          -
    Common stock, par value $.01; 10,000,000 shares authorized;
       800,000 shares issued and outstanding                                                           8,000
    Capital surplus                                                                                7,970,587
    Accumulated deficit                                                                              (33,197)
    Accumulated other comprehensive income                                                            13,961
                                                                                        --------------------
          TOTAL STOCKHOLDERS' EQUITY                                                               7,959,351
                                                                                        --------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $         38,945,113
                                                                                        ====================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PEOPLES BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                               1999                      1998
                                                                       -------------------        ------------------
INTEREST INCOME
    Loans                                                              $           473,292        $          245,892
    Taxable securities                                                             151,633                   121,935
    Federal funds sold                                                              32,127                    50,628
    Deposits in banks                                                                2,354                       990
                                                                       -------------------        ------------------
              TOTAL INTEREST INCOME                                                659,406                   419,445
                                                                       -------------------        ------------------

INTEREST EXPENSE ON DEPOSITS                                                       318,152                   158,109
                                                                       -------------------        ------------------

              NET INTEREST INCOME                                                  341,254                   261,336
PROVISION FOR LOAN LOSSES                                                           30,000                    24,000
                                                                       -------------------        ------------------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  311,254                   237,336
                                                                       -------------------        ------------------

OTHER INCOME
    SERVICE CHARGES ON DEPOSIT ACCOUNTS                                             15,676                     8,155
    GAIN ON SALES OF SECURITIES AVAILABLE-FOR-SALE                                       0                     5,096
    OTHER OPERATING INCOME                                                          39,882                    19,039
                                                                       -------------------        ------------------
              TOTAL OTHER INCOME                                                    55,558                    32,290
                                                                       -------------------        ------------------

OTHER EXPENSES
    Salaries and other employee benefits                                           163,914                   137,307
    Occupancy and equipment expenses, net                                          (47,651)                   14,643
    Other operating expenses                                                       127,028                    90,391
                                                                       -------------------        ------------------
              TOTAL OTHER EXPENSES                                                 243,291                   242,341
                                                                       -------------------        ------------------

              INCOME BEFORE INCOME TAXES                                           123,521                    27,285

INCOME TAX EXPENSE                                                                  11,370                         -
                                                                       -------------------        ------------------

              NET INCOME                                                           112,151                    27,285
                                                                       -------------------        ------------------

OTHER COMPREHENSIVE INCOME, NET OF TAX
    Unrealized gains (losses) on securities available-for-sale
      arising during period                                                        (37,819)                    5,848
       Less: reclassification adjustment for gains included
       in net income                                                                     -                    (5,096)
                                                                       -------------------        ------------------
    Total other comprehensive income (loss)                                        (37,819)                      752
                                                                       -------------------        ------------------

              COMPREHENSIVE INCOME                                     $            74,332        $           28,037
                                                                       ===================        ==================

BASIC EARNINGS PER COMMON SHARE                                        $              0.14       $              0.03
                                                                       ===================        ==================

DILUTED EARNINGS PER COMMON SHARE                                      $              0.14       $              0.03
                                                                       ===================        ==================

CASH DIVIDENDS PER SHARE OF COMMON STOCK                               $                 -       $                 -
                                                                       ===================        ==================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     PEOPLES BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                         1999                        1998
                                                                 --------------------       ----------------------
OPERATING ACTIVITIES
    Net income                                                   $            112,151       $               27,285
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                           9,456                       12,219
        Provision for loan losses                                              30,000                       24,000
        Gain on sale of securities available-for-sale                               0                       (5,096)
        Increase in interest receivable                                       (13,028)                     (13,769)
        Increase (decrease) in interest payable                                (7,476)                       1,731
        Other operating activities                                             (9,491)                      (9,089)
                                                                 --------------------       ----------------------

              Net cash provided by operating activities                       121,612                       37,281
                                                                 --------------------       ----------------------

INVESTING ACTIVITIES
    (Increase) decrease in interest-bearing deposits in banks                  99,000                     (198,000)
    Purchases of securities available-for-sale                             (1,717,419)                  (3,508,369)
    Proceeds from sales of securities available-for-sale                            0                    1,003,125
    Proceeds from maturities of securities available-for-sale               1,005,945                      518,238
    Net increase in Federal funds sold                                     (1,260,442)                    (704,988)
    Net increase in loans                                                  (1,257,846)                  (1,915,307)
    Purchase of premises and equipment                                        (34,402)                      (6,911)
                                                                 --------------------       ----------------------

              Net cash used in investing activities                        (3,165,164)                  (4,812,212)
                                                                 --------------------       ----------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                4,350,543                    4,575,284
                                                                 --------------------       ----------------------

              Net cash provided by financing activities                     4,350,543                    4,575,284
                                                                 --------------------       ----------------------

Net increase (decrease) in cash and due from banks                          1,306,991                     (199,647)

Cash and due from banks at beginning of period                              1,038,570                      451,967
                                                                 --------------------       ----------------------

Cash and due from banks at end of period                         $          2,345,561       $              252,320
                                                                 ====================       ======================

CASH FLOW INFORMATION
    Cash paid during period for:
        Interest                                                 $            325,628       $              156,378

        Income taxes                                                           45,922       $                    -

NONCASH TRANSACTION
    Net unrealized (gains) losses on securities                  $             53,586       $                 (752)
     available-for-sale

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

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

          SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

          Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," "intend," or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

          These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet; the possible effects of the Year 2000 issues on the Company.

          Management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations have been included in the MD&A. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to representations by the Company's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

          LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 1999, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

          At March 31, 1999, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                                      ACTUAL
                                                         ----------------------------------
                                                                              PEOPLES BANK
                                                              PEOPLES            OF WEST         REGULATORY
                                                           BANCORP, INC.         GEORGIA        REQUIREMENT
                                                         ----------------   ---------------   -------------
                     Leverage capital ratios                   22.02%            16.77%             4.00%
                     Risk-based capital ratios:
                     Core capital                              36.08             27.58              4.00
                     Total capital                             37.19             28.70              8.00

          As the Company continues to grow, the capital ratios will decrease to levels closer to, but still in excess of regulatory minimum requirements.


FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                                              MARCH 31,             DECEMBER 31,
                                                1999                    1998                      INCREASE (DECREASE)
                                         -----------------      -------------------      -----------------------------------
                                                    (DOLLARS IN THOUSANDS)                       AMOUNT             PERCENT
                                         ------------------------------------------      ----------------       ------------
Cash and due from banks                    $         2,346        $           1,039        $        1,307             125.79%
Interest-bearing deposits in banks                      99                      198                   (99)            (50.00)
Securities                                          11,971                   11,313                   658               5.82
Federal funds sold                                   2,710                    1,450                 1,260              86.90
Loans                                               19,075                   17,847                 1,228               6.88
Premises and equipment                               2,404                    2,379                    25               1.05
Other assets                                           340                      297                    43              14.48
                                         -----------------      -------------------      ----------------
                                           $        38,945        $          34,523        $        4,422              12.81
                                         =================      ===================      ================

Deposits                                   $        30,742        $          26,391        $        4,351              16.49%
Other liabilities                                      244                      247                    (3)             (1.21)
Stockholders' equity                                 7,959                    7,885                    74               0.94
                                         -----------------      -------------------      ----------------
                                           $        38,945        $          34,523        $        4,422              12.81
                                         =================      ===================      ================

As indicated in the above table, the Company's total assets grew at a rate of 12.81%. Continued strong deposit growth of 16.49% was invested in loans, securities, and Federal funds sold. The Company's loan to deposit ratio has decreased from 68.44% at December 31, 1998 to 62.85% at March 31, 1999 as deposit growth outpaced new loan demand during the first quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Following is a summary of the Company's operations for the periods indicated.

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                  -------------------------------------
                                                         1999                1998                 INCREASE (DECREASE)
                                                  -----------------     ---------------     -------------------------------
                                                          (DOLLARS IN THOUSANDS)                 AMOUNT           PERCENT
                                                  -------------------------------------     -------------------------------
Interest income                                     $           659       $         419       $      240            57.28%

Interest expense                                                318                 158              160           101.27

Net interest income                                             341                 261               80            30.65

Provision for loan losses                                        30                  24                6            25.00

Other income                                                     56                  32               24            42.86

Other expense                                                   244                 242                2             0.83

Pretax income                                                   123                  27               96           355.56

Income taxes                                                     11                   -               11                -

Net income                                                      112                  27               85           314.81

As indicated in the above table, the Company's net interest income has increased by $80,000 during the first quarter of 1999 as compared to the same period in 1998. The Company's net interest margin decreased to 4.17% during the first quarter of 1999 as compared to 4.35% for the previous year. The increase in net interest income is due primarily to the increased volume of average interest-earning assets. The decrease in the net interest margin is due to the significant deposit growth that has outpaced new loan demand.

The provision for loan losses increased by $6,000 during the first quarter of 1999 as compared to the same period in 1998. This increase is due primarily to the net loan growth. The Company's reserve for loan losses amounted to 1.27% at March 31, 1999 as compared to 1.19% at December 31, 1998. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 1999 and 1998 is as follows:

                                                                                                       MARCH 31,
                                                                                       ---------------------------------------
                                                                                              1999                  1998
                                                                                       -----------------     -----------------
                                                                                                (DOLLARS IN THOUSANDS)
                                                                                       ---------------------------------------
Nonaccrual loans                                                                         $            20       $             -
Loans contractually past due ninety days or more as to interest
 or principal payments and still accruing                                                              -                     -
Restructured loans                                                                                     -                     -
Loans, now current about which there are serious doubts as to the
 ability of the borrower to comply with loan repayment terms                                           -                     -
Interest income that would have been recorded on nonaccrual
 and restructured loans under original terms                                                           1                     -
Interest income that was recorded on nonaccrual and restructured loans                                 -                     -


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

Information regarding certain loans and allowance for loan loss data through March 31, 1998 and 1997 is as follows:

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                      ----------------------------------------
                                                                                              1999                   1998
                                                                                      -----------------      -----------------
                                                                                                (DOLLARS IN THOUSANDS)
                                                                                      ----------------------------------------
Average amount of loans outstanding                                                     $        18,863        $         9,626
                                                                                      =================      =================

Balance of allowance for loan losses at beginning of period                             $           215        $           101
                                                                                      =================      =================

Loans charged off
 Commercial and financial                                                               $             -        $             -
 Real estate mortgage                                                                                 -                      -
 Instalment                                                                                           -                      5
                                                                                      -----------------      -----------------
                                                                                                      -                      5
                                                                                      -----------------      -----------------

Loans recovered
 Commercial and financial                                                                             -                      -
 Real estate mortgage                                                                                 -                      -
 Instalment                                                                                           -                      5
                                                                                      -----------------      -----------------
                                                                                                      -                      5
                                                                                      -----------------      -----------------

Net charge-offs                                                                                       -                      -
                                                                                      -----------------      -----------------

Additions to allowance charged to operating expense during period                                    30                     24
                                                                                      -----------------      -----------------

Balance of allowance for loan losses at end of period                                   $           245        $           125
                                                                                      =================      =================

Ratio of net loans charged off during the period to
 average loans outstanding                                                                            -%                     -%
                                                                                      =================      =================

Other income has increased during the first quarter of 1999 as compared to the same period in 1998 by $23,000 due primarily to increased service charges of $8,000 and mortgage loan origination fees of $19,000.

Other expenses increased during the first quarter of 1999 as compared to the same period in 1998 by $2,000 due primarily to increased salaries and employee benefits of $27,000 and other operating expenses of $37,000. These increases were substantially offset by reduced net equipment and occupancy expenses of $62,000. The Company purchased in 1998 an existing 24,000 square foot building in downtown Carrollton, Georgia for its future banking facilities. The sellers of the building occupied the building during the first quarter of 1999 and paid the Company $62,000 in rents. The sellers have now vacated the premises. The Company expects to generate rent of $3,000 to $5,000 during the remainder of 1999 from other tenants.

The Company is now anticipating moving into its new facilities during the third quarter of 1999. The Company has also entered into a contractual agreement to sell its current banking facilities with an independent third party for $332,000. This agreement will have no significant effect on earnings.

The Company has recorded its first ever income tax provision of $11,000 for the first quarter of 1999 due to the utilization of the net operating loss carryover.

Year 2000 Disclosures
---------------------

The Situation: As the Year 2000 rapidly approaches, we recognize that not all systems are prepared for the next millennium. Information systems will undergo a date transition that will present some major challenges to the information technology industry. No country, government, business, or person is immune from the potential effects of Year 2000 problems. Many programs and systems will not operate correctly unless they are reprogrammed to accommodate the new century.

For a bank, Year 2000 problems could be devastating if interest accruals for loans and deposits are not calculated properly. A system crash could result in a disruption of business which in turn could cause the bank to lose a significant portion of its customer base, either of which could result in material adverse consequences for the Company.

The Company has chosen to address the Year 2000 problems by forming a project team consisting of all personnel. The project manager is the chief operating officer, who reports to the Executive Committee and Board. This team has been charged with the responsibility of assessing the problem, overseeing corrective action, as well as testing the Year 2000 readiness of all equipment, software, and applications after upgrades have been made.

Readiness: The team distinguished between critical and non critical systems. Mission-critical systems have priority attention. These systems are: core processing system, both hardware and software; automated new accounts and loan document preparation software; ATM processor; network server; and personal computers. As of December 31, 1998, all personal computers and the network server have been tested and certified by an outside firm to be Year 2000 standard. The Company upgraded to a new core processing system and an outside service provider which was successfully installed on February 4, 1999. Proxy testing for this system has been completed successfully.

Since the Company relies on other outside vendors for many services such as electricity, phone service, water, gas, bond accounting, accounts payable, and other related forms, a questionnaire has been sent to each of these vendors. Questionnaires are in the process of being obtained and evaluated.

Contingency Plans: Due to the critical nature of the core processing system and automated platform for new accounts and loan document preparation, the Company has developed contingency plans and also adopted the contingency plan of the outside provider. Contingency plans have also been developed in the event of disruption of service due to power outage, etc. The contingency plan will be tested in the fourth quarter.

Costs: After the assessment phase, the Board of Directors approved a budget of $35,000 to address the Year 2000 issue, mainly new hardware. This budget is subject to continuous review and amendment. Management does not expect the cost of remediation to vary significantly from the present budget.

Customer Awareness and Preparedness: the Company took an early stance in communicating with our customers and the community in general about the Year 2000 issue. The Company has sponsored a Y2K conference addressing the present state of compliance, impact on small business, and legal and insurance issues. Messages and brochures have been sent to our customers. This will be a continued concentration throughout 1999.

Credit Risk: Loan customers could also experience business interruptions which could affect their ability to repay debts owed to the Company resulting in adverse bank performance. Action has been taken by the Company's senior credit officer to evaluate the current commercial relationships and is continuing with the assessment of each new commercial relationship.

Liquidity Risk: Management and the Board of the Company realize that due to many factors, consumers may withdraw extra amounts of money which could result in a liquidity issue for the Company. The liquidity policy of the Company is being revised to accommodate this issue. This will be closely monitored throughout 1999, with extra emphasis placed during the fourth quarter.

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


                                 PEOPLES BANCORP, INC.
                                   (Registrant)



DATE: May 14, 1999               BY:  /s/ Timothy I. Warren
      ---------------------           ------------------------------------------
                                      Timothy I. Warren. President and C.E.O.
                                      (Principal Executive Officer)


DATE: May 14, 1999               BY:  /s/ Elaine B. Lovvorn
      ---------------------           ------------------------------------------
                                      Elaine B. Lovvorn, Secretary and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)