Form 10QSB
period 1999-06-30
PEOPLES BANCORP INC /GA/
filed 1999-08-12
CIK 1021972

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One


[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
               EXCHANGE ACT OF 1934

             For the quarterly period ended      June 30, 1999
                                           ----------------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________  to __________

                        Commission File Number: 333-12293

                              Peoples Bancorp, Inc.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                         58-2265412
-------------------------------                      ----------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

                 516 Bankhead Highway, Carrollton, Georgia 30117
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 838-9608
                              --------------------
                           (Issuer's telephone number)

                                       N/A
 -------------------------------------------------------------------------------

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
Yes X   No
   ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1999: 800,000; $.01 par value.

Transitional Small Business Disclosure Format (Check One)  Yes       No X
                                                              ---      ---

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

                                      Index
                                      -----

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

             Consolidated Balance Sheet - June 30, 1999......................3

             Consolidated Statements of Income and Comprehensive
              Income (Loss) - Three Months Ended June 30, 1999 and 1998
              and Six Months Ended June 30, 1999 and 1998....................4

             Consolidated Statement of Cash Flows - Six
              Months Ended June 30, 1999 and 1998............................5

             Notes to Consolidated Financial Statements......................6

          Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations........7


PART II.  OTHER INFORMATION

          Item 4 - Submission of Matters to a Vote of Security Holders......15

          Item 6 - Exhibits and Reports on Form 8-K.........................15

          Signatures........................................................16

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (Unaudited)


                                  Assets
                                  ------

Cash and due from banks                                     $        1,084,075
Interest-bearing deposits in banks                                      99,000
Federal funds sold                                                   2,262,497
Securities available-for-sale, at fair value                        12,087,877

Loans                                                               22,883,077
Less allowance for loan losses                                         263,243
                                                            -------------------
          Loans, net                                                22,619,834
                                                            -------------------

Premises and equipment                                               2,658,727
Other assets                                                           404,227
                                                            -------------------

          Total assets                                      $       41,216,237
                                                            ===================


                   Liabilities and Stockholders' Equity
                   ------------------------------------
Deposits
    Demand                                                  $        1,884,593
    Interest-bearing demand                                         13,026,681
    Savings                                                            270,704
    Time                                                            17,816,210
                                                            -------------------
          Total deposits                                            32,998,188
Other liabilities                                                      296,888
                                                            -------------------
          Total liabilities                                         33,295,076
                                                            -------------------

Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, par value $.01; 1,000,000 shares
       authorized; none issued or outstanding                                0
    Common stock, par value $.01; 10,000,000 shares
       authorized; 800,000 shares issued and outstanding                 8,000
    Capital surplus                                                  7,970,587
    Retained earnings                                                   28,501
    Accumulated other comprehensive loss                               (85,927)
                                                            -------------------
          Total stockholders' equity                                 7,921,161
                                                            -------------------

          Total liabilities and stockholders' equity        $       41,216,237
                                                            ===================

The accompanying notes are an integral part of these consolidated financial statements.

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                   AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                        Three Months Ended                Six Months Ended
                                                                             June 30,                         June 30,
                                                           --------------------------------------- ---------------------------------

                                                                 1999                1998              1999               1998
                                                           ---------------    ---------------     ---------------    ---------------

Interest income
    Loans                                                  $      489,971     $      306,921      $      963,263     $       552,813
    Taxable securities                                            169,309            155,361             320,942             277,296
    Deposits in banks                                               1,200              2,970               3,554               3,960
    Federal funds sold                                             45,738             54,610              77,865             105,238
                                                           ---------------    ---------------     ---------------    ---------------
              Total interest income                               706,218            519,862           1,365,624             939,307
                                                           ---------------    ---------------     ---------------    ---------------

Interest expense on deposits                                      349,102            227,590             667,254            385,699
                                                           ---------------    ---------------     ---------------    ---------------

              Net interest income                                 357,116            292,272             698,370            553,608
Provision for loan losses                                          43,000             30,000              73,000             54,000
                                                           ---------------    ---------------     ---------------    ---------------
              Net interest income after
                provision for loan losses                         314,116            262,272             625,370            499,608
                                                           ---------------    ---------------     ---------------    ---------------

Service charges on deposit accounts                                14,890             10,485              30,556             18,640
Gain on sales of securities available-for-sale                     15,950             10,234              15,950             15,330
Other operating income                                             34,785             45,863              74,677             64,902
                                                           ---------------    ---------------     ---------------    ---------------
              Total other income                                   65,625             66,582             121,183             98,872
                                                           ---------------    ---------------     ---------------    ---------------

Other expenses
    Salaries and employee benefits                                164,537            153,907             328,450            291,214
    Occupancy and equipment expenses                               30,284             17,658             (17,367)            32,301
    Other operating expenses                                       98,362            107,045             225,390            197,436
                                                           ---------------    ---------------     ---------------    ---------------
              Total other expenses                                293,183            278,610             536,473            520,951
                                                           ---------------    ---------------     ---------------    ---------------

              Income before income taxes                           86,558             50,244             210,080             77,529

Income tax expense                                                 24,862                  0              36,232                  0
                                                           ---------------    ---------------     ---------------    ---------------

              Net income                                           61,696             50,244             173,848             77,529
                                                           ---------------    ---------------     ---------------    ---------------

Other comprehensive loss:
    Unrealized gains (losses) on securities
      available-for-sale arising during period, net of tax        (89,361)             1,383            (127,180)             7,231
       Less: reclassification adjustment
          for gains included in net income , net of tax           (10,527)           (10,234)            (10,527)           (15,330)
                                                           ---------------    ---------------     ---------------    ---------------
    Total other comprehensive loss                                (99,888)            (8,851)           (137,707)            (8,099)
                                                           ---------------    ---------------     ---------------    ---------------

              Comprehensive income (loss)                  $      (38,192)    $       41,393      $       36,141     $       69,430
                                                           ===============    ===============     ===============    ===============

Basic and diluted earnings per common share                $         0.08     $         0.06      $         0.22     $         0.10
                                                           ===============    ===============     ===============    ===============

Weighted average shares outstanding (basic
   and diluted)                                                   800,000            800,000             800,000            800,000
                                                           ===============    ===============     ===============    ===============

Cash dividends per common share                            $            0     $            0      $            0     $            0
                                                           ===============    ===============     ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                                      1999                       1998
                                                                              --------------------    ------------------------
OPERATING ACTIVITIES
    Net income                                                                $             173,848     $                77,529
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                                        73,820                      32,054
        Provision for loan losses                                                            73,000                      54,000
        Gain on sale of securities available-for-sale                                       (15,950)                    (15,330)
        Increase in interest receivable                                                     (23,651)                    (61,396)
        Increase in interest payable                                                         30,829                      42,379
        Other operating activities                                                            5,771                       7,781
                                                                              ----------------------    ------------------------

              Net cash provided by operating activities                                     317,667                     137,017
                                                                              ----------------------    ------------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                           (3,745,158)                 (8,439,658)
    Proceeds from sales of securities available-for-sale                                  1,200,872                   2,512,969
    Proceeds from maturities of securities available-for-sale                             1,577,797                     685,760
    Net (increase) decrease in interest-bearing deposits in banks                            99,000                    (198,000)
    Net (increase) decrease in Federal funds sold                                          (812,339)                    783,692
    Net increase in loans                                                                (4,845,995)                 (3,430,029)
    Purchase of premises and equipment                                                     (353,386)                     (9,055)
                                                                              ----------------------    ------------------------

              Net cash used in investing activities                                      (6,879,209)                 (8,094,321)
                                                                              ----------------------    ------------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                              6,607,047                   8,753,483
                                                                              ----------------------    ------------------------

              Net cash provided by financing activities                                   6,607,047                   8,753,483
                                                                              ----------------------    ------------------------

Net increase  in cash and due from banks                                                     45,505                     796,179

Cash and due from banks, beginning of period                                              1,038,570                     451,967
                                                                              ----------------------    ------------------------

Cash and due from banks, end of period                                        $           1,084,075     $             1,248,146
                                                                              ======================    ========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid (received) during period for:
        Interest                                                              $             636,245     $               343,320

        Income taxes                                                                         68,922     $                (3,056)

NONCASH TRANSACTION
    Net unrealized losses on securities available-for-sale                    $             208,075     $                 8,099

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

         The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal year beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

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

         Liquidity and Capital Resources

         As of June 30, 1999, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

         At June 30, 1999, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:


                                                     Actual
                                          ---------------------------
                                                          Peoples Bank
                                             Peoples        of West       Regulatory
                                          Bancorp, Inc.     Georgia       Requirement
                                          -------------  ------------     -----------
         Leverage capital ratios            20.64 %        15.66 %        4.00 %
         Risk-based capital ratios:
            Core capital                    32.36          24.56          4.00
            Total capital                   33.43          25.62          8.00

         As the Company continues to grow, the capital ratios will decrease rapidly to levels closer to, but still in excess of regulatory minimum requirements.

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                      June 30,          December 31,
                                        1999                1998                  Increase (Decrease)
                                    --------------     ----------------     --------------------------------
                                          (Dollars in Thousands)                Amount           Percent
                                    -----------------------------------     --------------    --------------
Cash and due from banks             $       1,084      $         1,039      $          45          4.33 %
Interest-bearing deposits in banks             99                  198                (99)       (50.00)
Securities                                  2,262                1,450                812         56.00
Federal funds sold                         12,088               11,313                775          6.85
Loans, net                                 22,620               17,847              4,773         26.74
Premises and equipment                      2,659                2,379                280         11.77
Other assets                                  404                  297                107         36.03
                                    --------------     ----------------     --------------
                                    $      41,216      $        34,523      $       6,693         19.39
                                    ==============     ================     ==============

Deposits                            $      32,998      $        26,391      $       6,607         25.04 %
Other liabilities                             297                  247                 50         20.24
Stockholders' equity                        7,921                7,885                 36          0.46
                                    --------------     ----------------     --------------
                                    $      41,216      $        34,523      $       6,693         19.39
                                    ==============     ================     ==============

As indicated in the above table, the Company's total assets grew at a rate of 19.39%. Continued strong deposit growth of 25.04% was invested primarily in loans. The Company's loan to deposit ratio has increased from 68.44% at December 31, 1998 to 69.34% at June 30, 1999. The Company's total equity was increased by year-to-date earnings of $174,000 which has put the Company in a cumulatively profitable position. The Company's total equity was decreased by $138,000 due to unrealized losses on securities in its portfolio that have maturities greater than one year.

Results of Operations For The Three Months Ended June 30, 1999 and 1998 and for the Six Months Ended June 30, 1999 and 1998

Following is a summary of the Company's operations for the periods indicated.

                                    Three Months Ended
                                         June 30,
                                1999                1998                  Increase (Decrease)
                            --------------     ----------------     --------------------------------
                                  (Dollars in Thousands)                Amount           Percent
                            -----------------------------------     --------------    --------------
Interest income             $         706      $           520      $         186         35.77 %
Interest expense                      349                  228                121         53.07
Net interest income                   357                  292                 65         22.26
Provision for loan losses              43                   30                 13         43.33
Other income                           66                   67                 (1)        (1.49)
Other expense                         293                  279                 14          5.02
Income tax expense                     25                    -                 25             -
Net income                             62                   50                 12         24.00
                                     Six Months Ended
                                         June 30,
                                1999                1998                  Increase (Decrease)
                            --------------     ----------------     --------------------------------
                                  (Dollars in Thousands)                Amount           Percent
                            -----------------------------------     --------------    --------------

Interest income             $       1,365      $           939      $         426         45.37 %
Interest expense                      667                  385                282         73.25
Net interest income                   698                  554                144         25.99
Provision for loan losses              73                   54                 19         35.19
Other income                          121                   99                 22         22.22
Other expense                         536                  521                 15          2.88
Income tax expense                     36                    -                 36             -
Net income                            174                   78                 96        123.08

As indicated in the above table, the Company's net interest income has increased by $65,000 and $144,000 for the second quarter and first six months of 1999 as compared to the same periods in 1998. The Company's net interest margin decreased to 4.13% during the first six months of 1999 as compared to 4.35% for the previous year. The increase in net interest income is due primarily to the increased volume of average interest-earning assets. The decrease in the net interest margin is due to the significant deposit growth that has outpaced new loan demand.

The provision for loan losses increased by $13,000 and by $19,000 for the second quarter and first six months of 1999 as compared to the same periods in 1998. The overall increase is due primarily to the net loan growth. The Company's allowance for loan losses amounted to 1.15% at June 30, 1999 as compared to 1.19% at December 31, 1998. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at June 30, 1999 and 1998 is as follows:

                                                                                          June 30,
                                                                            ---------------------------------
                                                                                 1999              1998
                                                                            ---------------   ---------------
                                                                                 (Dollars in Thousands)
                                                                            ---------------------------------
Nonaccrual loans                                                            $           30    $            -
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                              2                 -
Restructured loans                                                                       -                 -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                           -                 -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                           1                 -
Interest income that was recorded on nonaccrual and restructured loans                   -                 -

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

Information regarding certain loans and allowance for loan loss data through June 30, 1999 and 1998 is as follows:

                                                                              Six Months Ended
                                                                                    June 30,
                                                                        ---------------------------------
                                                                              1999            1998
                                                                        ---------------  ----------------
                                                                             (Dollars in Thousands)
                                                                        ---------------------------------
Average amount of loans outstanding                                     $       19,168    $       10,614
                                                                        ===============   ===============

Balance of allowance for loan losses at beginning of period             $          215    $          101
                                                                        ---------------   ---------------
Loans charged off
   Commercial and financial                                                         18                 -
   Real estate mortgage                                                              -                 -
   Instalment                                                                        7                 5
                                                                        ---------------   ---------------
                                                                                    25                 5
                                                                        ---------------   ---------------
Loans recovered
   Commercial and financial                                                          -                 -
   Real estate mortgage                                                              -                 -
   Instalment                                                                                          5
                                                                        ---------------   ---------------
                                                                                     -                 5
                                                                        ---------------   ---------------
Net charge-offs                                                                     25                 -
                                                                        ---------------   ---------------
Additions to allowance charged to operating expense during period                   73                54
                                                                        ---------------   ---------------
Balance of allowance for loan losses at end of period                   $          263    $          155
                                                                        ===============   ===============
Ratio of net loans charged off during the period to
   average loans outstanding                                                      .13%                -%
                                                                        ===============   ===============

Other income decreased by $1,000 during the second quarter of 1999 as compared to the same period in 1998 due to increased service charges of $4,000 and increased gains on sales of securities of $6,000 being offset by a decrease in other operating income of $11,000, primarily mortgage origination fees.

Other income increased by $22,000 during the first six months of 1999 as compared to the same period in 1998 due to increased service charges of $12,000 and increased other operating income of $10,000, primarily mortgage loan origination fees.

Other expenses increased during the second quarter and first six months of 1999 as compared to the same periods in 1998 by $14,000 and $15,000 due to normal increased operating costs associated with the Bank's growth. These increases were substantially offset by reduced net equipment and occupancy expenses. The Company purchased in 1998 an existing 24,000 square foot building in downtown Carrollton, Georgia for its future banking facilities. The sellers of the building occupied the building during the first quarter of 1999 and paid the Company $62,000 in rents. The sellers have now vacated the premises. The Company expects to generate rent of $3,000 to $5,000 during the remainder of 1999 from other tenants.

The Company is now anticipating moving into its new facilities during the third quarter of 1999. The Company has also entered into a contractual agreement to sell its current banking facilities with an independent third party for $332,000. This agreement will have no significant effect on earnings.

The Company has recorded income tax provisions of $24,000 and $36,000 for the second quarter and first six months of 1999 due to the utilization of the net operating loss carryover.

Capability of the Bank's Processing Software to Accommodate the Year 2000
-------------------------------------------------------------------------

Project Summary: Senior management and all employees formed the Project Team for
---------------
Year 2000. The project manager is the chief operating officer, which reports to the Executive Committee and Board. This team has been charged with the responsibility of assessing the problem, overseeing corrective action, as well as testing the Year 2000 readiness of all equipment, software, and applications after upgrades have been made.

Readiness: The team distinguished between critical and non critical systems.
---------
Mission critical systems have priority attention. These systems are: core processing system, both hardware and software; automated new accounts and loan document preparation software; ATM processor; network server, and personal computers. As of December 31, 1998, all personal computers and network server located within the Bank have been tested and certified by an outside firm to be Year 2000 ready. The Bank outsources the core processing (checks, deposits, loans) with an outside firm, The InterCept Group, Thomson, Georgia. Testing began in early 1998 and covered all future dates identified by the FFIEC as being potential problem dates. Testing has been completed successfully.

The Bank relies on other outside vendors for many services such as electricity, phone service, water, gas, bond accounting, accounts payable, and other forms. The Bank can make no representations about third parties; however, the Bank is making a coordinated effort to help vendors and customers to be aware of the Year 2000 issue.

Contingency Plans: Due to the critical nature of our core processing system and
-----------------
our automated platform for new accounts and loan document preparation, we have developed contingency plans and also adopted the contingency plan of the outside provider. Contingency plans have also been developed in the event of disruption of service due to power outage, etc. These plans are in process of testing and will be ongoing throughout the remainder of 1999. An independent review of the plan has been completed and the Board is updated monthly on the contingency testing and any other matter regarding Year 2000.

Costs: After the assessment phase, the Board of Directors approved a budget of
-----
$35,000 to address the Year 2000 Issue, mainly new hardware. This budget is subject to continuous review and amendment. Management does not expect the cost of remediation to vary significantly from the present budget.

Customer Awareness and Preparedness: The Bank took an early stance in
-----------------------------------
communicating with our customers and the community in general about the Year 2000 Issues. We have sponsored a Y2K conference addressing present state of compliance, impact on small business, and legal and insurance issues. Messages and brochures have been sent to our customers. This will be a continued concentration throughout 1999. The Bank's web site allows customers to attach to the FFIEC's Y2K information regarding awareness and fraud prevention.

Credit Risk: Loan customers could also experience business interruptions which
-----------
could affect their ability to repay debts owed to the Bank resulting in adverse bank performance. Action has been taken by the Bank's senior credit officer to evaluate the current commercial relationships and is continuing with the assessment of each new commercial relationship.

The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                          PART II - OTHER INFORMATION





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The annual meeting of the stockholders of the Company was held on April 20, 1999.

         (b) The following directors were elected at the meeting to serve terms through the year indicated:

         William P. Johnson         2002
         Phillip Kauffman           2002
         Charles J. Puckett         2002
         Timothy I. Warren          2002

         (c) Mauldin & Jenkins, LLC was approved as the Company's certified public accountants.

         The shares represented at the meeting (657,273 shares or 82.16%) voted as follows:

                                                Item (b)           Item (c)
                                                  # of               # of
                                                 Shares             Shares
                                             ---------------    ---------------

For                                                 654,208            655,273
Withheld authority                                    3,065                  -
Against                                                   -              2,000
                                             ---------------    ---------------

Total                                               657,273            657,273
                                             ===============    ===============



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 27.  Financial Data Schedule.  (For SEC use only.)

         (b)     Reports on Form 8-K.

                 None.

                                  SIGNATURES




                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PEOPLES BANCORP, INC.
                                 (Registrant)


DATE:  August 12, 1999        BY:  /s/ Timothy I. Warren
       ---------------             ---------------------------------------------
                                   Timothy I. Warren. President and C.E.O.
                                         (Principal Executive Officer)


DATE:  August 12, 1999        BY:  /s/ Elaine B. Lovvorn
       ---------------             ---------------------------------------------
                                   Elaine B. Lovvorn, Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)