Form 10QSB
period 1999-09-30
PEOPLES BANCORP INC /GA/
filed 1999-11-12
CIK 1021972

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One


[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
               EXCHANGE ACT OF 1934

             For the quarterly period ended    September 30, 1999
                                            ------------------------

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

                                (770) 838-9608
                      -----------------------------------
                          (Issuer's telephone number)

                                       N/A
       ----------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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
Yes       No
   -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of November 1, 1999:   800,000; $.01 par value.

Transitional Small Business Disclosure Format (Check One)  Yes       No   X
                                                               -----    -----

                      PEOPLES BANCORP, INC. AND SUBSIDIARY



--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                                                                        Page
                                                                                                                        ----

PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements

               Consolidated Balance Sheet - September 30, 1999............................................................3

               Consolidated Statements of Income and Comprehensive
                Income (Loss) - Three Months Ended September 30, 1999 and 1998
                and Nine Months Ended September 30, 1999 and 1998.........................................................4

               Consolidated Statement of Cash Flows - Nine
                Months Ended September 30, 1999 and 1998..................................................................5

               Notes to Consolidated Financial Statements.................................................................6

            Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.......................................................7


PART II.    OTHER INFORMATION

            Item 4 - Submission of Matters to a Vote of Security Holders.................................................15

            Item 6 - Exhibits and Reports on Form 8-K....................................................................15

            Signatures...................................................................................................16

                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS

                     PEOPLES BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1999
                                  (Unaudited)

                    Assets
                    ------
Cash and due from banks                                         $       789,364
Interest-bearing deposits in banks                                      199,000
Federal funds sold                                                    1,983,540
Securities available-for-sale, at fair value                         12,755,175

Loans                                                                25,026,258
Less allowance for loan losses                                          311,464
                                                                ----------------
       Loans, net                                                    24,714,794
                                                                ----------------

Premises and equipment                                                3,534,040
Other assets                                                            457,660
                                                                ----------------

       Total assets                                             $    44,433,573
                                                                ================


      Liabilities and Stockholders' Equity
      ------------------------------------

Deposits
    Demand                                                      $     2,353,104
    Interest-bearing demand                                          13,342,221
    Savings                                                             218,815
    Time                                                             20,195,590
                                                                ----------------
       Total deposits                                                36,109,730
Other liabilities                                                       376,310
                                                                ----------------
       Total liabilities                                             36,486,040
                                                                ----------------

Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, par value $.01; 1,000,000 shares
     authorized; none issued or outstanding                                   -
    Common stock, par value $.01; 10,000,000 shares
     authorized; 800,000 shares issued and outstanding                    8,000
    Capital surplus                                                   7,970,587
    Retained earnings                                                    77,100
    Accumulated other comprehensive loss                               (108,154)
                                                                ----------------
       Total stockholders' equity                                     7,947,533
                                                                ----------------

       Total liabilities and stockholders' equity               $    44,433,573
                                                                ================

The accompanying notes are an integral part of these consolidated financial statements.

                     PEOPLES BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                        AND COMPREHENSIVE INCOME (LOSS)
                THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
               AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)

                                                                 Three Months Ended                     Nine Months Ended
                                                                    September 30,                         September 30,
                                                           --------------------------------     --------------------------------

                                                                1999              1998               1999            1998
                                                           --------------    --------------     --------------    --------------
Interest income
    Loans                                                  $      575,062     $     351,272      $   1,538,325    $      904,085
    Taxable securities                                            177,627           163,573            498,569           440,869
    Deposits in banks                                               1,200             1,980              4,754             5,940
    Federal funds sold                                             41,873            55,265            119,738           160,503
                                                           --------------    --------------     --------------    --------------
              Total interest income                               795,762           572,090          2,161,386         1,511,397
                                                           --------------    --------------     --------------    --------------

Interest expense on deposits                                      384,735           266,052          1,051,989           651,751
                                                           --------------    --------------     --------------    --------------

              Net interest income                                 411,027           306,038          1,109,397           859,646
Provision for loan losses                                          47,500            30,000            120,500            84,000
                                                           --------------    --------------     --------------    --------------
              Net interest income after
                provision for loan losses                         363,527           276,038           988,897            775,646
                                                           --------------    --------------     --------------    --------------

Service charges on deposit accounts                                18,032            11,623             48,588            30,263
Gain on sales of securities available-for-sale                          -             5,227             15,950            20,557
Other operating income                                             16,485            41,664             91,162           106,566
                                                           --------------    --------------     --------------    --------------
              Total other income                                   34,517            58,514            155,700           157,386
                                                           --------------    --------------     --------------    --------------

Other expenses
    Salaries and employee benefits                                171,872           149,520            500,322           440,734
    Occupancy and equipment expenses                               37,084            17,257             19,717            49,558
    Other operating expenses                                      114,125           140,556            339,515           337,992
                                                           --------------    --------------     --------------    --------------
              Total other expenses                                323,081           307,333            859,554           828,284
                                                           --------------    --------------     --------------    --------------

              Income before income taxes                           74,963            27,219            285,043           104,748

Income tax expense                                                 26,363                 -             62,595                 -
                                                           --------------    --------------     --------------    --------------

              Net income                                           48,600            27,219            222,448           104,748
                                                           --------------    --------------     --------------    --------------

Other comprehensive income (loss):
    Unrealized gains (losses) on securities
      available-for-sale arising during period, net of tax        (22,227)           47,232           (149,407)           54,463
       Less: reclassification adjustment
          for gains included in net income, net of tax                  -            (5,227)           (10,527)          (20,557)
                                                           --------------    --------------     --------------    --------------
    Total other comprehensive income (loss)                       (22,227)           42,005           (159,934)           33,906
                                                           --------------    --------------     --------------    --------------

              Comprehensive income                         $       26,373     $      69,224      $      62,514    $      138,654
                                                           ==============    ==============     ==============    ==============

Basic and diluted earnings per common share                $         0.06     $        0.03      $        0.28    $         0.13
                                                           ==============    ==============     ==============    ==============

Weighted average shares outstanding (basic
   and diluted)                                                   800,000           800,000            800,000           800,000
                                                           ==============    ==============     ==============    ==============

Cash dividends per common share                            $            -     $           -      $          -     $            -
                                                           ==============    ==============     ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                     PEOPLES BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)

                                                                                        1999                       1998
                                                                                ---------------------     -----------------------
OPERATING ACTIVITIES
    Net income                                                                  $            222,448      $              104,748
    Adjustments to reconcile net income  to net cash
        provided by operating activities:
        Depreciation and amortization                                                         29,557                      89,229
        Provision for loan losses                                                            120,500                      84,000
        Gain on sale of securities available-for-sale                                        (15,950)                    (20,557)
        Increase in interest receivable                                                      (62,135)                    (56,107)
        Increase in interest payable                                                          79,604                      28,334
        Other operating activities                                                            32,985                      32,220
                                                                                ---------------------     -----------------------

              Net cash provided by operating activities                                      407,009                     261,867
                                                                                ---------------------     -----------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                            (5,111,107)                (10,049,246)
    Proceeds from sales of securities available-for-sale                                   1,200,872                   3,519,336
    Proceeds from maturities of securities available-for-sale                              2,242,704                   1,111,402
    Net increase in interest-bearing deposits in banks                                        (1,000)                   (198,000)
    Net (increase) decrease in Federal funds sold                                           (533,382)                  2,868,612
    Net increase in loans                                                                 (6,988,455)                 (6,434,838)
    Purchase of premises and equipment                                                    (1,184,436)                    (32,738)
                                                                                ---------------------     -----------------------

              Net cash used in investing activities                                      (10,374,804)                 (9,215,472)
                                                                                ---------------------     -----------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                               9,718,589                   8,866,017
                                                                                ---------------------     -----------------------

              Net cash provided by financing activities                                    9,718,589                   8,866,017
                                                                                ---------------------     -----------------------

Net decrease  in cash and due from banks                                                    (249,206)                    (87,588)

Cash and due from banks, beginning of period                                               1,038,570                     451,967
                                                                                ---------------------     -----------------------

Cash and due from banks, end of period                                          $            789,364      $              364,379
                                                                                =====================     =======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid (received) during period for:
        Interest                                                                $            972,385      $              623,417

        Income taxes                                                                          80,422      $               (3,056)

NONCASH TRANSACTION
    Net unrealized (gains) losses on securities available-for-sale              $            241,819      $              (33,906)

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

        The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2. CURRENT ACCOUNTING DEVELOPMENTS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal year beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

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

        Liquidity and Capital Resources

        As of September 30, 1999, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

        As of September 30, 1999, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                         Actual
                                             --------------------------------
                                                               Peoples Bank
                                                 Peoples          of West         Regulatory
                                              Bancorp, Inc.       Georgia        Requirement
                                             ---------------  ---------------  ---------------
    Leverage capital ratios                         18.68 %        14.28 %            4.00 %
    Risk-based capital ratios:
       Core capital                                 29.22          22.65              4.00
       Total capital                                30.35          23.80              8.00


        As the Company continues to grow, the capital ratios will decrease rapidly during the next twelve months to levels closer to, but still in excess of, regulatory minimum requirements.

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:


                                              September 30,          December 31,
                                                  1999                   1998                 Increase (Decrease)
                                            ------------------     ----------------    ----------------------------------
                                                    (Dollars in Thousands)                  Amount            Percent
                                            ---------------------------------------    ---------------    ---------------
Cash and due from banks                     $             789      $         1,039     $        (250)         (24.06) %
Interest-bearing deposits in banks                        199                  198                  1            0.51
Federal funds sold                                      1,984                1,450                534           36.83
Securities                                             12,755               11,313              1,442           12.75
Loans                                                  24,715               17,847              6,868           38.48
Premises and equipment                                  3,534                2,379              1,155           48.55
Other assets                                              458                  297                161           54.21
                                            ------------------     ----------------    ---------------
                                            $          44,434      $        34,523     $        9,911           28.71
                                            ==================     ================    ===============

Deposits                                    $          36,110      $        26,391     $        9,719           36.83 %
Other liabilities                                         376                  247                129           52.23
Stockholders' equity                                    7,948                7,885                 63            0.80
                                            ------------------     ----------------    ---------------
                                            $          44,434      $        34,523     $        9,911           28.71
                                            ==================     ================    ===============


As indicated in the above table, the Company's total assets have grown at a rate of 28.71%. Continued strong deposit growth of 36.83% was invested primarily in loans. The Company's loan to deposit ratio has increased from 68.44% at December 31, 1998 to 69.31% at September 30, 1999. The Company's total equity was increased by year-to-date earnings of $222,000 which has put the Company in a cumulatively profitable position. The Company's total equity was decreased by $160,000 due to unrealized losses on securities in its portfolio that have maturities greater than one year.

Results of Operations For The Three Months Ended September 30, 1999 and 1998 and for the Nine Months Ended September 30, 1999 and 1998

Following is a summary of the Company's operations for the periods indicated.


                                                             Three Months Ended
                                                               September 30,
                                                          1999                1998                  Increase (Decrease)
                                                     --------------     ----------------     --------------------------------
                                                           (Dollars in Thousands)                Amount           Percent
                                                     -----------------------------------     --------------    --------------
Interest income                                      $         796      $           572      $         224          39.16 %
Interest expense                                               385                  266                119          44.74
Net interest income                                            411                  306                105          34.31
Provision for loan losses                                       48                   30                 18          60.00
Other income                                                    35                   58                (23)        (39.66)
Other expense                                                  323                  307                 16           5.21
Income tax expense                                              26                    -                 26              -
Net income                                                      49                   27                 22          81.48

                                                             Nine Months Ended
                                                               September 30,
                                                          1999                1998                  Increase (Decrease)
                                                     --------------     ----------------     --------------------------------
                                                           (Dollars in Thousands)                Amount           Percent
                                                     -----------------------------------     --------------    --------------
Interest income                                      $       2,161      $         1,511      $         650          43.02 %
Interest expense                                             1,052                  651                401          61.60
Net interest income                                          1,109                  860                249          28.95
Provision for loan losses                                      121                   84                 37          44.05
Other income                                                   156                  157                 (1)         (0.64)
Other expense                                                  859                  828                 31           3.74
Income tax expense                                              63                    -                 63              -
Net income                                                     222                  105                117         111.43


As indicated in the above table, the Company's net interest income has increased by $105,000 and $249,000 for the third quarter and first nine months of 1999, respectively, as compared to the same periods in 1998. The Company's net interest margin decreased to 4.11% during the first nine months of 1999 as compared to 4.35% for the previous year. The increase in net interest income is due primarily to the increased volume of average interest-earning assets. The decrease in the net interest margin is due to the significant growth in interest-bearing deposits that has outpaced new loan demand.

The provision for loan losses increased by $18,000 and by $37,000 for the third quarter and first nine months of 1999, respectively, as compared to the same periods in 1998. The overall increase is due primarily to the net loan growth. The Company's allowance for loan losses as a percentage of total loans amounted to 1.24% at September 30, 1999 as compared to 1.19% at December 31, 1998. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at September 30, 1999 and 1998 is as follows:

                                                                                                     September 30,
                                                                                            ---------------------------------
                                                                                                 1999              1998
                                                                                            ---------------   ---------------
                                                                                                 (Dollars in Thousands)
                                                                                            ---------------------------------
Nonaccrual loans                                                                            $           22    $            -
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                              -                 -
Restructured loans                                                                                       -                 -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                           -                 -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                           1                 -
Interest income that was recorded on nonaccrual and restructured loans                                   -                 -

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

Information regarding certain loans and allowance for loan loss data through September 30, 1999 and 1998 is as follows:

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                          ---------------------------------
                                                                                                1999             1998
                                                                                          ---------------   ---------------
                                                                                               (Dollars in Thousands)
                                                                                          ---------------------------------
Average amount of loans outstanding                                                       $       20,758    $       11,639
                                                                                          ===============   ===============

Balance of allowance for loan losses at beginning of period                               $          215    $          101
                                                                                          ---------------   ---------------
                                                                                          ---------------   ---------------

Loans charged off
   Commercial and financial                                                                           18                 -
   Real estate mortgage                                                                                -                 -
   Instalment                                                                                          7                 5
                                                                                          ---------------   ---------------
                                                                                                      25                 5
                                                                                          ---------------   ---------------

Loans recovered
   Commercial and financial                                                                            -                 -
   Real estate mortgage                                                                                -                 -
   Instalment                                                                                          1                 5
                                                                                          ---------------   ---------------
                                                                                                       1                 5
                                                                                          ---------------   ---------------

Net charge-offs                                                                                       24                 -
                                                                                          ---------------   ---------------

Additions to allowance charged to operating expense during period                                    121                84
                                                                                          ---------------   ---------------

Balance of allowance for loan losses at end of period                                     $          312    $          185
                                                                                          ===============   ===============

Ratio of net loans charged off during the period to
   average loans outstanding                                                                        .12%                -%
                                                                                          ===============   ===============


Other income decreased by $23,000 and $1,000 during the third quarter and first nine months of 1999, respectively, as compared to the same period in 1998 due to increases in service charges being offset by decreases in other operating income, primarily mortgage origination fees.

Other expenses increased during the third quarter and first nine months of 1999, respectively, as compared to the same periods in 1998 by $16,000 and $31,000 due to normal increased operating costs associated with the Bank's growth. These increases were substantially offset by reduced net equipment and occupancy expenses. The Company purchased in 1998 an existing 24,000 square foot building in downtown Carrollton, Georgia for its future banking facilities. The sellers of the building occupied the building during the first quarter of 1999 and paid the Company $62,000 in rents which is netted against occupancy and equipment expenses for the nine month period. The sellers have now vacated the premises. The Company expects to generate rent of $3,000 to $5,000 during the remainder of 1999 from other tenants.

The Company is now anticipating moving into its new facilities in November of 1999. The Company has also entered into a contractual agreement to sell its current banking facilities to an independent third party for $332,000. This agreement will have no significant effect on earnings.

The Company has also purchased branch banking facilities in Douglasville, Georgia at a cost of $412,000. The branch is expected to open in the first quarter of 2000. The Company also opened a limited banking facility in Villa Rica, Georgia in July of 1999. This facility is currently being leased at a monthly lease of $1,225.

The Company has recorded income tax provisions of $26,000 and $63,000 for the third quarter and first nine months of 1999, respectively. The year to date effective tax rate for 1999 is 22%. This rate is substantially lower than the Federal statutory rate of 34% due to the utilization of net operating loss carryovers. No income tax provisions were recorded through September 30, 1998 due to the utilization of net operating loss carryovers.

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

       None


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


                                PEOPLES BANCORP, INC.
                                    (Registrant)



DATE: November 12, 1999         BY: /s/ Timothy I. Warren
      -------------------           --------------------------------------------
                                    Timothy I. Warren. President and C.E.O.
                                    (Principal Executive Officer)


DATE: November 12, 1999         BY: /s/ Elaine B. Lovvorn
      -------------------           --------------------------------------------
                                    Elaine B. Lovvorn, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)