Form 10KSB40
period 1999-12-31
PEOPLES BANCORP INC /GA/
filed 2000-03-29
CIK 1021972

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999     Commission file number 333-12293


                              PEOPLES BANCORP, INC.
                 (Name of small business issuer in its charter)

              Georgia                          58-2265412
       (State of Incorporation)    (I.R.S. Employer Identification No.)

                       119 Maple Street, Carrollton, GA
                    (Address of principal executive office)

                                     30117
                                  (Zip Code)

                                 (770) 838-9608
                (Issuer's telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:  None
Securities Registered pursuant to Section 12(g) of the Act:  Common stock, par value $.01

Check whether Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form, and will not be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for its fiscal year ended December 31, 1999 were $3,266,846.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 2000 was $4,162,140 based on the initial offering price of $10.00 per share, although there is no established trading market.

There were 800,000 shares of Registrant's common stock outstanding at March 15, 2000.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one):
Yes   [ ]            No   [X]

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

(b)     BUSINESS OF ISSUER

The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small- to medium-sized businesses. The Company and the Bank conduct business from the new main office opened in 1999 located at 119 Maple Street, Carrollton, Georgia 30117. The Bank has also opened a branch office at 6670 Church Street in Douglasville, Georgia. As of December 31, 1999, PBI and the Bank had consolidated total assets of approximately $49.6 million, total deposits of approximately $38.8 million and total stockholders' equity of approximately $8.0 million.

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

In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks. This capital measure is generally referred to as the leverage capital ratio. The FDIC has established a minimum leverage capital ratio of 3 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite 1 under he Uniform Financial Institutions Rating System. Other financial institutions are expected to maintain leverage capital at least 100 to 200 basis points above the minimum level. Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest rate risk component to risk-based capital requirements. At December 31, 1999, the Bank exceeded the minimum Tier 1, risk-based and leverage capital ratios.

The Federal Deposit Insurance Corporation Improvement Act of 1991, enacted in December 1991 ("FDICIA"), specifies, among other things, the following five capital standard categories for depository institutions: (i) well capitalized,
(ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued final uniform regulations that became effective December 19, 1992, which, among other things, define the capital levels described above. Under the final regulations, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater,
(iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio for 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater. An "undercapitalized" bank is defined as one that has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 3%. A "significantly undercapitalized" bank is defined as one that has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% or
(iii) a leverage ratio of less than 3%. A bank is "critically undercapitalized" if the bank has a leverage ratio equal to or less than 2%. The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as "adequately capitalized" or "undercapitalized" and subject the institution to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. As of December 31, 1999, the Bank met the definition of a "well capitalized" institution.

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

EMPLOYEES

As of December 31, 1999, the Bank employed 16 full-time employees and three part-time employees. Except for the officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. Neither the Company nor the Bank is a party to any collective bargaining agreement, and management believes the Bank enjoys satisfactory relations with its employees.

ITEM 2.        DESCRIPTION OF PROPERTIES.

The operations of the Company and the Bank are conducted in a main office building located at 119 Maple Street, Carrollton, Georgia. The office consists of an approximately 25,000 square foot four-story building, of which two floors are being lease out unaffiliated third parties. The Bank also has a branch of located at 6670 Church Street in Douglasville, Georgia. That building is one-story brick building with approximately 5,000 square feet of space.

ITEM 3.        LEGAL PROCEEDINGS.

Neither the Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Bank's business, which management believes would have a material effect upon the operations or financial condition of the Company or the Bank.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 1999.


                                     PART II

ITEM 5.       MARKET FOR ISSUER'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established trading market for the Company's common stock, which was first issued on January 28, 1997 at a price of $10.00 per share. As of March 15, 2000, the Company had 369 shareholders of record.

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

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of Peoples Bancorp., Inc. (PBI) and its bank subsidiary, Peoples Bank of West Georgia at December 31, 1999 and 1998 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about PBI's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

Overview

PBI's 1999 results were highlighted by becoming cumulatively profitable in its second full year of operations with a net income of $255,000. PBI also moved into its 24,000 square foot facility located in downtown Carrollton in November 1999. PBI has expanded its geographic market by adding a loan production office in Villa Rica in late 1999 and a full-service branch in Douglasville in January of 2000. The physical improvements and market expansion should provide steady growth for PBI in the future.

Financial Condition at December 31, 1999 and 1998

Following is a summary of PBI's balance sheets for the years indicated:

                                                      December 31,
                                               1999                1998
                                                 (Dollars in Thousands)

Cash and due from banks                           $  1,556            $  1,038
Interest-bearing deposits in banks                     199                 198
Federal funds sold                                   2,023               1,450
Securities                                          11,696              11,314
Loans, net                                          29,772              17,846
Premises and equipment                               3,798               2,379
Other assets                                           572                 298
                                                   -------              ------

                                                  $ 49,616            $ 34,523
                                                    ======              ======

Total deposits                                    $ 38,764            $ 26,391
Other borrowings                                     2,500                   -
Other liabilities                                      401                 247
Stockholders' equity                                 7,951               7,885
                                                   -------              ------

                                                  $ 49,616            $ 34,523
                                                    ======              ======

Financial Condition at December 31, 1999 and 1998

As of December 31, 1999, PBI had total assets of $49.6 million, an increase of 44% since December 31, 1998. Total interest-earning assets were $44.1 million at December 31, 1999 or 88.82% of total assets as compared to 89.86% at December 31, 1998. PBI's primary interest-earning assets at December 31, 1999 were loans, which made up 68.42% of total interest-earning assets as compared to 58.22% at December 31, 1998. PBI's loan to deposit ratio was 77.78% as compared to 68.44% at December 31, 1998. Deposit growth of $12.3 million and advances from the Federal Home Loan Bank of $2.5 have been used primarily to fund loan growth of $12.1 million and fixed asset purchases of $1.8 million.

PBI's investment portfolio, consisting of U.S. Agency, mortgage-backed, and equity securities, amounted to $11.7 million at December 31, 1999. Unrealized losses on securities amounted to $207,000 at December 31, 1999. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

PBI has 67% of its loan portfolio collateralized by real estate located in PBI's primary market area of Carroll County and surrounding counties. PBI's real estate mortgage and construction portfolio consists of loans collateralized by one- to four-family residential properties (51%), construction loans to build one- to four-family residential properties (18%), and nonresidential properties consisting primarily of small business commercial properties (31%). PBI generally requires that loans collateralized by real estate not exceed 80% of the collateral value.

PBI's remaining 33% of its loan portfolio consists of commercial, consumer, and other loans. PBI requires collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

At December 31, 1999, PBI had loan commitments outstanding of $5.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, the Bank has the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 1999, the Bank has arrangements with two commercial banks for short-term advances of $3,500,000.

At December 31, 1999, PBI's and the Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. PBI's stockholders' equity increased due to net income in 1999 of $255,000 and decreased due to unrealized losses on securities available-for-sale, net of tax, of $189,000. For regulatory purposes, the net unrealized losses on securities available-for-sale are excluded in the computation of the capital ratios.

In the future, the primary source of funds available to PBI will be the payment of dividends by its subsidiary Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. As of December 31, 1999, $117,000 was available for dividend payment to the holding company without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for PBI and the Bank as of December 31, 1999 are as follows:

                                                         Actual
                                          -------------------------------------
                                                                    Regulatory
                                          PBI          Bank        Requirements
                                          ---          ----        ------------

Leverage capital ratio                    17.40%       13.37%         5.00%
Risk-based capital ratios:
   Core capital                           25.23        19.50          6.00
   Total capital                          26.41        20.69         10.00

These ratios may decline as asset growth continues, but, as earnings improve to support the growth, should remain in excess of the regulatory minimum requirements.

Management believes that its liquidity and capital resources are adequate and will meet its foreseeable short and long-term needs. Management anticipates that it will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, its other material commitments and liabilities.

Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

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

Results of Operations For The Years Ended December 31, 1999 and 1998

Following is a summary of PBI's operations for the periods indicated.

                                                   Years Ended December 31,
                                                   1999              1998
                                                    (Dollars in Thousands)

Interest income                                  $ 3,055               $ 2,129

Interest expense                                   1,495                   957

Net interest income                                1,560                 1,172

Provision for loan losses                            200                   121

Other income                                         212                   210

Other expenses                                     1,267                 1,087

Pretax income                                        305                   174

Income taxes                                          50                     -

Net income                                           255                   174


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

The net yield on average interest-earning assets was 4.16% in 1999 as compared to 4.35% in 1998. Average loans increased by $9.5 million which accounted for the majority of a $10.5 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $12.3 million with average interest-bearing demand and time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets increased to 8.15% in 1999 from 7.89% in 1998. The rate paid on average interest-bearing liabilities was 4.80% in 1999 and 5.09% in 1998.

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

Provision for Loan Losses
-------------------------

The provision for loan losses was $200,000 in 1999 as compared to $121,000 in 1998. The amounts provided were due primarily to the growth of the portfolio. Based upon management's evaluation of the loan portfolio, management believes the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, underlying collateral values, and current economic conditions which may affect the borrower's ability to repay. As of December 31, 1999, PBI had nonaccrual loans totaling $11,000. There were no impaired or nonaccrual loans as of December 31, 1998. The allowance for loan losses as a percentage of total loans at December 31, 1999 and 1998 was 1.25% and 1.19%, respectively.

Other Income
------------

Other income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other income was $212,000 in 1999 as compared to $210,000 in 1998. The Bank had a decrease in mortgage origination fees of $15,000 while service charges on deposit accounts increased $25,000.

Other income was $210,000 in 1998 as compared to $97,000 in 1997. The increases are due to PBI being open for an entire year versus ten months in 1997, and an increase in mortgage loan origination fees of $63,000.

Other Expenses
--------------

Other expenses were $1,267,000 in 1999 as compared to $1,087,000 in 1998, an increase of $180,000. Salaries and employee benefits increased by $136,000 due to an increase in the number of full time employees from 10 to 19 and normal salary increases. Equipment and occupancy expenses increased by $2,000. The increase was due to overall increased equipment and occupancy expenses of $100,000 being offset by rental income from the rental of its banking facilities in the amount of $98,000. Approximately $33,000 is expected from rents in 2000. Other operating expenses increased by $43,000 which is primarily due to first-time directors fees paid of $36,000, increased data processing costs of $17,000, and other miscellaneous increases associated with PBI's expanding operations, and decreased organization costs of $70,000.

Other expense for 1998 consists of salaries and employee benefits ($585,000), equipment and occupancy expenses ($69,000), and other operating expenses ($363,000). The increases over 1997 ($84,000 for salaries and employee benefits, and $24,000 for other operating expenses) are due primarily to PBI being open for an entire year versus only ten months in 1997. The decrease in equipment and occupancy expenses of $15,000 is due primarily to the purchase of PBI's current banking facilities in late 1997. The facilities had been rented in 1997 at a cost of $24,000. PBI also adopted SOP 98-5 which required the write-off of $70,000 of organization costs.

Income Tax
----------

During 1999, PBI recognized an income tax expense of $50,000. Due to previous net operating losses, there was no tax expense for 1998 or 1997. The effective tax rate of 16%, as compared to the statutory Federal rate of 34%, is due to the recognition of $55,000 of deferred tax assets previously accorded a valuation allowance.

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

At December 31, 1999, PBI's cumulative one year interest rate-sensitivity gap ratio was 59%. PBI's targeted ratio is 80% to 120% in this time horizon. This indicates that PBI's interest-bearing liabilities will reprice during this period at a rate faster than PBI's interest-earning assets. For internal reporting purposes, PBI does not consider interest-bearing demand and savings accounts to be interest rate sensitive. Adjusting for these deposits, PBI's cumulative one year interest rate-sensitivity gap ratio would be 92%. PBI believes that competitive market rates are being paid for certificates of deposit, and as long as the rates remain competitive, liquidity, while not assured, should not be materially adversely affected.

The following table sets forth the distribution of the repricing of PBI's interest-earning assets and interest-bearing liabilities as of December 31, 1999, the interest rate- sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of PBI's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                                                            After            After
                                                                            Three             One
                                                                            Months          Year but
                                                           Within            but             Within             After
                                                            Three           Within            Five              Five
                                                           Months          One Year           Years             Years          Total

                                                                         (Dollars in Thousands)

Interest-earning assets:

   Interest-bearing
        deposits in banks                                 $     99         $    100         $     --          $   --        $    199
   Federal funds sold                                        2,023               --               --              --           2,023
   Securities                                                  875            3,737            3,559           3,525          11,696
   Loans                                                     9,979            3,848           15,881             441          30,149
                                                             -----            -----           ------             ---          ------

                                                            12,976            7,685           19,440           3,966          44,067
                                                            ------            -----           ------           -----          ------

Interest-bearing liabilities:
     Interest-bearing demand
          deposits                                          12,487               --               --              --          12,487
     Savings                                                   209               --               --              --             209
     Certificates, less than
       $100,000                                              2,570            5,811            2,775              --          11,156
     Certificates, $100,000
          and over                                           7,139            4,484            1,363              --          12,986
     Other borrowings                                           --            2,500               --              --           2,500
                                                             -----            -----                                            -----

                                                            22,405           12,795            4,138              --          39,338
                                                            ------           ------            -----                          ------

Interest rate sensitivity
     gap                                                  $ (9,429)        $ (5,110)        $ 15,302        $  3,966        $  4,729
                                                          ========         ========         ========        ========        ========
Cumulative interest rate
     sensitivity gap                                      $ (9,429)        $(14,539)        $    763        $  4,729
                                                          ========         ========         ========        ========
Interest rate sensitivity
     gap ratio                                                0.58             0.60            4.70              --
                                                              ====             ====            ====
Cumulative interest rate
     sensitivity gap ratio                                    0.58             0.59            1.02            1.12
                                                              ====             ====            ====            ====

Year 2000 Disclosures

Based on a review of PBI's business since January 1, 2000, PBI has not experienced any material effects of the Year 2000 problem. Although PBI has not been informed of any material risks associated with the Year 2000 problem from third parties, there can be no assurance that PBI will not be impacted in the future. PBI will continuously monitor its business applications and maintain contact with its third party vendors and key business partners to resolve any Year 2000 problems that may arise in the future. The costs incurred by PBI to address Year 2000 issues were approximately $35,000.

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

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                              STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

The condensed average balance sheet for the years indicated is presented below.
(1)

                                                        Years Ended December 31,
                                                             1999         1998
                                                          (Dollars in Thousands)
              ASSETS

Cash and due from banks                                   $    909     $    578
Interest-bearing deposits in banks                             157          169
Taxable securities                                          12,102       10,481
Securities valuation account                                   (65)          45
Federal funds sold                                           2,857        3,418
Loans (2)                                                   22,364       12,907
Reserve for loan losses                                       (271)        (152)
Other assets                                                 3,298        1,078
                                                           -------      -------
                                                          $ 41,351     $ 28,524
                                                          ========     ========

Total interest-earning assets                             $ 37,480     $ 26,975
                                                          ========     ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand                            $ 2,025      $ 1,755
     Interest-bearing demand                                11,786        6,858
     Savings                                                   263          195
     Time                                                   19,024       11,765
                                                           -------      -------
              Total deposits                               $33,098      $20,573

     Other borrowings                                           63           --
     Other liabilities                                         277          173
                                                           -------      -------
              Total liabilities                             33,438       20,746
                                                           -------      -------
     Stockholders' equity                                    7,913        7,778
                                                           -------      -------
                                                           $41,351      $28,524
                                                           =======      =======

     Total interest-bearing liabilities                    $31,136      $18,818
                                                           =======      =======

(1) For each category, average balances were determined using the daily average balances during the year.

(2) Nonaccrual loans in the amount of $8,000 were included in average loans for 1999. There were no nonaccrual loans included in average loans for 1998.

Interest Income and Interest Expense

The following tables set forth the amount of PBI's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                                          Years Ended December 31,
                                                                   1999                          1998
                                                                          Average                           Average
                                                        Interest           Rate        Interest              Rate
                                                                    (Dollars in Thousands)

INTEREST INCOME:
     Interest and fees on loans (1)                      $2,222             9.94%      $1,323                10.25%
     Interest on taxable securities                         680             5.62          608                 5.81
     Interest on Federal funds sold                         144             5.03          188                 5.50
     Interest on deposits in banks                            9             5.96           10                 5.87
                                                         ------             ----       ------                 ----
     Total interest income                               $3,055             8.15       $2,129                 7.89
                                                         ------             ----       ------                 ----

INTEREST EXPENSE:
     Interest on interest-bearing
       demand deposits                                   $  431             3.65       $  263                 3.84
     Interest on savings deposits                             6             2.25            6                 2.84
     Interest on time deposits                            1,054             5.54          688                 5.85
     Interest on other borrowings                             4             6.35           --                   --
                                                         ------             ----       ------                 ----
     Total interest expense                               1,495             4.80          957                 5.09
                                                         ------             ----       ------                 ----

NET INTEREST INCOME                                      $1,560                        $1,172
                                                         ======                        ======

     Net interest spread                                                    3.35%                             2.80%
                                                                            ====                              ====
     Net yield on average interest-earning assets                           4.16%                             4.35%
                                                                            ====                              ====

(1) Interest and fees on loans includes $235,000 and $151,000 of loan fee income for the years ended December 31, 1999 and 1998, respectively. There was no interest income recognized on nonaccrual loans during 1999 or 1998.

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

                                                                        Year Ended December 31,
                                                                             1999 vs. 1998
                                                                            Changes Due To:
                                                                                               Increase
                                                                Rate            Volume        (Decrease)
                                                                        (Dollars in Thousands)
Increase (decrease) in:
     Income from interest-earning assets:
     Interest and fees on loans                               $ (42)          $   941          $ 899
     Interest on taxable securities                             (20)               92             72
     Interest on Federal funds sold                             (15)              (29)           (44)
     Interest on deposits in banks                               (1)                -             (1)
                                                              -----           -------          -----
              Total interest income                             (78)            1,004            926
                                                              -----           -------          -----

     Expense from interest-bearing liabilities:
     Interest on interest-bearing
              demand deposits                                   (13)              181            168
     Interest on savings deposits                                (1)                1              -
     Interest on time deposits                                  (38)              404            366
     Interest on other borrowings                                 -                 4              4
                                                              -----           -------          -----
              Total interest expense                            (52)              590            538
                                                              -----           -------          -----

              Net interest income                             $ (26)          $   414          $ 388
                                                              =====           =======          =====

                              INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:
                                                               December 31,
                                                             1999         1998
                                                          (Dollars in Thousands)

U.S. Treasury and other U.S. Government
    agencies and corporations                              $ 2,476       $ 3,029
Mortgage-backed securities                                   9,055         8,081
                                                           -------       -------
                                                            11,531        11,110
Equity securities                                              165           204
                                                           -------       -------
                                                           $11,696       $11,314
                                                           =======       =======

Maturities

The amounts of securities in each category as of December 31, 1999 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.


                                                                                   After one year            After five years
                                                     One year or less            through five years         through ten years
                                                   Amount           Yield (1)    Amount      Yield (1)     Amount      Yield (1)
U.S. Treasury and
  other U.S. Government
  agencies and corporations                         $1,984            4.81%      $  492         7.07%         $ --           -%

Mortgage-backed securities                           --                --         2,000         5.98           3,499        6.05
                                                    ------                        -----                        -----

                                                    $1,984            4.81       $2,492         6.20          $3,499        6.05
                                                    ======            ====       ======         ====          ======        ====



                                                      After ten years              Total
                                                    Amount      Yield (1)     Amount     Yield (1)
U.S. Treasury and
  other U.S. Government
  agencies and corporations                           $   --          --%      $ 2,476      5.26%

Mortgage-backed securities                             3,556        5.97         9,055      6.01
                                                      ------                   -------

                                                      $3,556        5.97       $11,531      5.85
                                                      ======                   =======


(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

                                 LOAN PORTFOLIO

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                          December 31,
                                                     1999               1998
                                                     (Dollars in Thousands)

Commercial                                             $ 5,586         $ 4,298
Real estate-construction                                 3,759           3,637
Real estate-mortgage                                    16,472           7,772
Consumer instalment loans and other                      4,332           2,354
                                                       -------         -------
                                                        30,149          18,061
Less allowance for loan losses                            (377)           (215)
                                                       -------         -------
              Net loans                                $29,772         $17,846
                                                       =======         =======


Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 1999 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

                                                          (Dollars in Thousands)

Commercial
     One year or less                                                    $ 4,344
     After one year through five years                                     1,242
     After five years                                                         --
                                                                         -------
                                                                           5,586
                                                                         =======

Construction
     One year or less                                                      3,021
     After one year through five years                                       738
     After five years                                                         --
                                                                         -------
                                                                           3,759
                                                                         =======

Other
     One year or less                                                      7,840
     After one year through five years                                    12,614
     After five years                                                        350
                                                                         -------
                                                                          20,804
                                                                         -------

                                                                         $30,149
                                                                         =======

The following table summarizes loans at December 31, 1999 with the due dates after one year which have predetermined and floating or adjustable interest rates.

                                                          (Dollars in Thousands)

Predetermined interest rates                                             $14,729
Floating or adjustable interest rates                                        215
                                                                         -------
                                                                         $14,944
                                                                         =======
Risk Elements

Information with respect to nonaccrual, past due, and restructured loans at December 31, 1999 and 1998 is as follows:

                                                                December 31,
                                                                1999     1998
                                                          (Dollars in Thousands)

Nonaccrual loans                                                $11       $ 0
Loans contractually past due ninety
     days or more as to interest or
     principal payments and still accruing                        4         0
Restructured loans                                                0         0
Loans, now current about which there are
     serious doubts as to the ability of the
     borrower to comply with loan repayment terms                 0         0
Interest income that would have been recorded
     on nonaccrual and restructured loans under
     original terms                                               1         0
Interest income that was recorded on
     nonaccrual and restructured loans                            0         0

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

                                                 Years Ended December 31,
                                                 1999                1998
                                                  (Dollars in Thousands)

Average amount of loans outstanding                $22,364     $12,907
                                                   =======     =======

Balance of allowance for loan losses
     at beginning of year                          $   215     $   101
                                                   -------     -------

Loans charged off
     Commercial and financial                           29          --
     Real estate mortgage                               --          --
     Instalment                                         11          12
                                                   -------     -------
                                                        40          12
                                                   -------     -------

Loans recovered
     Commercial and financial                           --          --
     Real estate mortgage                               --          --
     Instalment                                          2           5
                                                   -------     -------
                                                         2           5
                                                   -------     -------

Net charge-offs                                         38           7
                                                   -------     -------

Additions to allowance charged to operating
     expense during year                               200         121
                                                   -------     -------

Balance of allowance for loan losses
     at end of year                                $   377     $   215
                                                   =======     =======

Ratio of net loans charged off during the
year to average loans outstanding                      .17%        .06%
                                                   =======     =======

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

As of December 31, 1999 and 1998, management had made no allocations of its allowance for loan losses to specific categories of loans. Based on management's best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                  December 31, 1999         December 31, 1998

                                       Percent of loans in             Percent of loans in
                                          each category                   each category
                                Amount   to total loans      Amount      to total loans
                                             (Dollars in Thousands)

Commercial                        $ 94          19 %          $ 54            24 %
Real estate construction loans      94          12              54            20
Real estate mortgage loans         132          55              75            43
Consumer instalment
     loans and other                57          14              32            13
                                    --          --              --            --
                                  $377         100 %          $215           100 %
                                  ====         ===            ====           ===

                                    DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the year is presented below.(1)


                                                                    Years Ended December 31,
                                                        1999                                   1998
                                               Amount         Percent                  Amount         Percent
                                                                     (Dollars in Thousands)

Noninterest-bearing demand deposits          $  2,025           --   %                 $  1,755         --  %
Interest-bearing demand deposits               11,786            3.65                     6,858          3.84
Savings deposits                                  263            2.25                       195          2.84
Time deposits                                  19,024            5.54                    11,765          5.85
                                              -------                                   -------
                                              $33,098                                   $20,573
                                              =======                                   =======

(1) Average balances were determined using the daily average balances during the year.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1999 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                        (Dollars in Thousands)

Three months or less                                          $      7,139
Over three months through six months                                 1,502
Over six through twelve months                                       2,982
Over twelve months                                                   1,363
                                                                   -------
         Total                                                $     12,986
                                                                    ======


                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

The following rate of return information for the year indicated is presented below.

                                                 Years Ended December 31,
                                                 1999                 1998

Return on assets (1)                             0.62%                0.61%
Return on equity (2)                             3.22                 2.24
Dividend payout ratio (3)                        -                    -
Equity to assets ratio (4)                      19.14                27.27

(1)  Net income divided by average total assets.
(2)  Net income divided by average equity.
(3) Dividends declared per share of common stock divided by net income per share.
(4)  Average common equity divided by average total assets.

ITEM 7.        FINANCIAL STATEMENTS.

The financial statements required by this Item are included in the portions of the Company's 1999 Annual Report to Shareholders filed as Exhibit 13 to this Report and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name of each director of the Company, his or her age at March 27, 2000, and a brief description of their principal occupation and business experience for the preceding five years. Except as otherwise indicated, each director has been or was engaged in his or her present or last principal occupation, in the same or similar position for more than five years. All of the Company's directors have served in such capacity since the inception of the Company in 1996 except as indicated below.

--------------------------------------------------------------------------------
NAME                            AGE     PRINCIPAL OCCUPATION
----                            ---     --------------------
--------------------------------------------------------------------------------
Timothy I. Warren               39      Mr. Warren is the President, Chief
                                        Executive Officer and a Director of the
                                        Company and the Bank. Mr. Warren was
                                        President, Chief Executive Officer and a
                                        Director of the Community Bank of
                                        Carrollton from April 1991 to July 1996,
                                        when that bank was merged into Regions
                                        Bank, and the President, Chief Executive
                                        Officer and Director of the Bank of
                                        Villa Rica from February, 1996 and until
                                        that bank was also merged into Regions
                                        Bank in July 1996. Mr. Warren then
                                        served as an area manager for Regions
                                        Bank in the former bank market areas
                                        until leaving Regions Bank in August
                                        1996 to assume his current positions
                                        with the Company and the Bank.
--------------------------------------------------------------------------------
Lawrence J. Alligood            61      Mr. Alligood has served as a Director
                                        since September 1997. Mr. Alligood is a
                                        pathologist who has practiced with the
                                        Carroll Pathology Group since August
                                        1994, and who has owned a medical
                                        laboratory since 1982.
--------------------------------------------------------------------------------
John B. Bohannon                53      Mr. Bohannon has been President of First
                                        Realty Association, Inc. since 1974.
--------------------------------------------------------------------------------
Ann C. Carter                   51      Ms. Carter is an interior design
                                        specialist.
--------------------------------------------------------------------------------
J. Wayne Garner                 48      Mr. Garner became a Director in February
                                        1998. He was the Commissioner of the
                                        Georgia Department of Corrections from
                                        December 1995 until March 1999. He has
                                        been the owner of First Family Funeral
                                        Home located in Carrollton since
                                        November 1997. Mr. Garner was the
                                        President of the Whitley-Garner Funeral
                                        Home located in Douglasville, Georgia
                                        from October 1982 until October 1997.
--------------------------------------------------------------------------------
Lester H. Harmon                54      Mr. Harmon has been the owner and
                                        President of West Georgia Crown and
                                        Bridge since 1974.
--------------------------------------------------------------------------------
William P. Johnson              67      Mr. Johnson has practiced law in
                                        Carrollton, Georgia since 1957, and is a
                                        senior partner in the law firm of
                                        Johnson, Word and Simmons. Mr. Johnson
                                        currently is the President of Universal
                                        Furniture, and a Director of Temple
                                        Manufacturing.
--------------------------------------------------------------------------------
Phillip Kauffman                53      From December 1989 through December
                                        1996, Mr. Kauffman was the President of
                                        Leuco-Henderson, a tooling manufacturer.
                                        Since December 1996, Mr. Kauffman has
                                        managed personal investments and
                                        investment properties.
--------------------------------------------------------------------------------
Jeff R. Matthews                44      Mr. Matthews has been self-employed as a
                                        timber dealer and real estate developer
                                        since 1978.
--------------------------------------------------------------------------------
Charles J. Puckett              67      Mr. Puckett was the owner and President
                                        of People's Dodge/Chrysler/Jeep from
                                        1977 to January 1998. Since January
                                        1998, Mr. Puckett has managed investment
                                        properties.
--------------------------------------------------------------------------------
William C. Seaton               51      Mr. Seaton has been the President of
                                        Seaton Development Co., Inc., a real
                                        estate development company, since May
                                        1973. From August 1985 until January
                                        1995, Mr. Seaton co-owned Eagle Outdoor
                                        Advertising, Inc., which is involved in
                                        building and marketing billboards. Mr.
                                        Seaton has been the sole owner of that
                                        firm since January 1995.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Mark S. Swindle                 51      Mr. Swindle has been President of BSA
                                        Activewear, a manufacturer of active
                                        sportswear apparel, since May, 1989.
--------------------------------------------------------------------------------

There are no arrangements or understandings between the Company and any person pursuant to which any of the above persons have been or will be elected a director. There are no family relations between any of the directors or executive officers. No director is a director of another bank or bank holding company.

The Company's Articles of Incorporation provide for a classified Board of Directors with approximately one-third of the members standing for election each year. The three directors who were original members of Class I with initial terms expiring at the 1997 Annual Meeting of Shareholders of the Company and who will now stand for re-election at the Annual Meeting of Shareholders in 2000 are Ms. Carter and Messrs. Harmon and Seaton. The members of Class II whose initial terms expired at the Annual Meeting of Shareholders in 1998 and who were reelected are Messrs. Bohannon, Matthews and Swindle. The initial terms members of Class III whose initial terms expired at the Annual Meeting of Shareholders in 1999 and who were reelected are Messrs. Johnson, Kauffman, Puckett and Warren. When Messrs. Alligood and Garner were added as members of the Board of Directors, they were added to Class I. Each of Mr. Alligood and Mr. Garner was elected at the by the shareholders Annual Meeting of Shareholders in 1998 to Class I directorships expiring at the Annual Meeting of Shareholders in 2000.

The following table sets forth the name of the current Executive Officers of the Bank who are not directors of the Company, their age and principal occupation for the last five years. Executive Officers of the Company and the Bank are elected annually by the Board of Directors.


--------------------------------------------------------------------------------
NAME                            AGE     PRINCIPAL OCCUPATION
----                            ---     --------------------
--------------------------------------------------------------------------------
Elaine B. Lovvorn               56      Elaine Lovvorn is Secretary of the
                                        Company and Senior Vice President, Chief
                                        Financial Operations Officer of the
                                        Bank. Mrs. Lovvorn assisted in the
                                        organization of Carroll National Bank in
                                        July 1987, and served as that bank's
                                        Cashier through September 1991 when it
                                        was acquired by Synovus Financial
                                        Corporation. She then joined The
                                        Community Bank of Carrollton as a Senior
                                        Vice President and Controller in March
                                        1992, remaining there through February
                                        1994 before returning to her home town
                                        of Bowdon to serve as the manager of a
                                        $40 million branch of Carrollton Federal
                                        Savings and Loan Association. Mrs.
                                        Lovvorn then rejoined The Community Bank
                                        in November 1994 and remained there
                                        through August 1996, when that bank was
                                        converted into a Regions Bank branch and
                                        Mrs. Lovvorn joined the Company.
--------------------------------------------------------------------------------
David L. Bryan                  36      David Bryan is the Senior Credit Officer
                                        of the Bank. Mr. Bryan served as
                                        Assistant Vice President of NationsBank
                                        from April 1987 to November 1992. He was
                                        an Assistant Vice President of First
                                        Commerce Bank Cornelia, Georgia from
                                        November of 1992 until September of 1994
                                        when he joined the Bank of Villa Rica.
                                        Mr. Bryan served as Senior Credit
                                        Officer and Vice President of the Bank
                                        of Villa Rica until he joined the Bank
                                        in January of 1997.
--------------------------------------------------------------------------------

ITEM 10.       EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The Company does not separately compensate any of its directors or executive officers. The following sets forth certain information concerning the compensation of the Bank's chief executive officer during fiscal years 1999, 1998 and 1997. No other executive officer received annual compensation in excess of $100,000.

                          SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------------
                                                       ANNUAL COMPENSATION                      Long Term
                                        -----------------------------------------------       Compensation
                                                                                                 Awards
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               Securities
       Name and                                                            Other Annual         Underlying            All Other
      Principal           Fiscal                                           Compensation           Options           Compensation
       Position            Year          Salary ($)        Bonus ($)          ($)(1)              (#)(2)                ($)
       --------           ------         ----------        ---------         --------             -------          --------------
-----------------------------------------------------------------------------------------------------------------------------------
Timothy I. Warren          1999           $145,000              -                -                10,000                 (2)
 President and
 Chief  Executive          1998           $137,066              -                -                15,000
 Officer
                           1997           $135,000              -                -                   -
-----------------------------------------------------------------------------------------------------------------------------------

(1) Compensation does not include any perquisites and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such person.

(2) Pursuant to Mr. Warren's Employment Agreement with the Bank, Mr. Warren will be entitled to one years' annual base salary as severance pay upon termination of his employment without cause. In addition, the Company has granted options with respect to 15,000 shares to Mr. Warren under the terms of his employment agreement, with an exercise price per share equal to the initial offering price of $10.00. Mr. Warren received options to purchase 15,000 shares at an exercise price of $10.00 per share in 1998 and options to purchase 10,000 shares at an exercise price of $10.00 per share in 1999.

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

In addition, the Company has implemented an Employee Incentive Stock Option Plan for employees of the Bank and reserved a total of 75,000 shares out of the Company's total authorized shares for the plan. Options with respect to 31,500 shares have been issued, including options for 25,000 shares to Mr. Warren.

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

DIRECTOR COMPENSATION

The Company and the Bank did not compensate any of its directors for their services as directors prior to 1999. The directors of the Bank began to receive a fee for attending full Board and Board committee meetings during 1999. The committee meeting fees are $25 per meeting, while the full Board meeting fees were $210 per meeting from March 1999 through June 1999, increasing to $320 per meeting based on increased Bank profitability from July through December 1999.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding the shares of common stock of the Company owned as of March 27, 2000 (i) by each person who beneficially owns more than 5% of shares of common stock of the Company, (ii) by each of the Company's directors, and (iii) by all directors and executive officers of the Company as a group.

--------------------------------------------------------------------------------
                                                              Percentage
Name of Beneficial Owner(1)     Number of Shares       Ownership(3) and Options
---------------------------     ----------------       ------------------------
--------------------------------------------------------------------------------
Lawrence Alligood                    20,000                      2.5%
Director

John B. Bohannon                     20,100(4)                   2.5%
  Organizer and Director
--------------------------------------------------------------------------------
Ann C. Carter
  Organizer and Director             10,000                      1.2%
--------------------------------------------------------------------------------
J. Wayne Garner
  Director                           14,750                      1.8%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Lester H. Harmon
  Organizer and Director             11,000                      1.4%
--------------------------------------------------------------------------------
William P. Johnson
  Organizer and Director
  306 Tanner Street
  Carrollton, Georgia  30117         60,200(5)                   7.5%
--------------------------------------------------------------------------------
Phillip Kauffman
  Organizer and Director
  500 Ind. Ct. West
  Villa Rica, Georgia  30180         82,706(6)                  10.3%
--------------------------------------------------------------------------------
Jeff R. Matthews
  Organizer and Director             35,200(7)                   4.1%
--------------------------------------------------------------------------------
Charles J. Puckett
  Organizer and Director
  2208 Bankhead Highway              97,280(8)                  12.2%
  Carrollton, Georgia  30117
--------------------------------------------------------------------------------
William C. Seaton
 Organizer and Director               10,000                     1.2%
--------------------------------------------------------------------------------
Mark S. Swindle
  Organizer and Director              10,250                     1.3%
--------------------------------------------------------------------------------
Timothy I. Warren
  President, Chief Executive
  Officer, Organizer and Director    50,400(9)                   6.0%
--------------------------------------------------------------------------------
All current directors and
executive(2)(3) officers as a
group (14 persons)                   440,286                    51.4%
--------------------------------------------------------------------------------

----------------

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

(3) Based upon 800,000 shares outstanding as of March 15, 2000, and 56,500 shares subject to currently exercisable options.

(4) Includes 7,500 shares held by Mr. Bohannon's wife and 12,600 shares owned jointly by them and with respect to which Mr. Bohannon will share voting and investment power.

(5)  Includes 200 shares held by Mr. Johnson's wife.

(6)  Includes 23,956 shares held by Mr. Kauffman's wife or minor child.

(7) Includes 2,700 shares held by Mr. Matthews as custodian for his minor children.

(8)  Includes 10,000 shares held by Mr. Puckett's spouse.

(9) Includes 100 Shares owned by Mr. Warren's wife and 300 shares held by Mr. Warren as custodian for his minor children. Includes 40,000 shares that are subject to currently exercisable options.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain executive officers and directors of the Company and the Bank, and principal shareholders of the Company and affiliates of such persons have, from time to time, will engage in banking transactions with the Bank. All loans or other extensions of credit will be made by the Bank to such individuals in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated parties and will be believed by management to not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1999, there were an aggregate of $4,477,000 of loans and open lines of credit to executive officers and directors of the Company and the Bank, and principal shareholders of the Company and affiliates of such persons.

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

    13      Financial Statements from 1999 Annual Report to Shareholders

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

                                          PEOPLES BANCORP, INC.

Date:  March 28, 2000                     By:  /TIMOTHY I. WARREN/
                                             -------------------------------
                                                 Timothy I. Warren
                                                 President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated:


SIGNATURE                        TITLE                           DATE

/TIMOTHY I. WARREN/             President and Director
-----------------------------   (Principal Executive Officer)    March 28, 2000
Timothy I. Warren

/LAWRENCE J. ALLIGOOD/          Director                         March 28, 2000
-----------------------------
Lawrence J. Alligood

/JOHN B. BOHANNON/              Director                         March 28, 2000
-----------------------------
John B. Bohannon

/ANN C. CARTER/                 Director                         March 28, 2000
-----------------------------
Ann C. Carter

/J. WAYNE GARNER/               Director                         March 28, 2000
-----------------------------
J. Wayne Garner

/LESTER H. HARMON/              Director                         March 28, 2000
-----------------------------
Lester H. Harmon

/WILLIAM P. JOHNSON/            Director                         March 28, 2000
-----------------------------
William P. Johnson

/PHILLIP KAUFFMAN/              Director                         March 28, 2000
-----------------------------
Phillip Kauffman

/JEFF R. MATHEWS/               Director                         March 28, 2000
-----------------------------
Jeff R. Mathews


/CHARLES J. PUCKETT/            Director                         March 28, 2000
-----------------------------
Charles J. Puckett


/WILLIAM C. SEATON/             Director                         March 28, 2000
-----------------------------
William C. Seaton


/MARK S. SWINDLE/               Director                         March 28, 2000
-----------------------------
Mark S. Swindle


/ELAINE B. LOVVORN/             Senior Vice President
-----------------------------   and Chief Financial Officer
Elaine B. Lovvorn               (Principal Financial and
                                Accounting Officer)              March 28, 2000

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

Copies of the annual report and proxy statement provided to the Issuer's shareholders for the Issuer's 2000 Annual Meeting of Shareholders will be furnished to the Commission.