Form 10QSB
period 2000-03-31
PEOPLES BANCORP INC /GA/
filed 2000-05-12
CIK 1021972

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended   March 31, 2000
                                            -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 333-12293

                              Peoples Bancorp, Inc.
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                           58-2265412
-------------------------------                   ------------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

                   119 Maple Street, Carrollton, Georgia 30117
             -----------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 838-9608
                           ---------------------------
                           (Issuer's telephone number)

                 516 Bankhead Highway, Carrollton, Georgia 30117
 -------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
     -----          -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2000: 800,000; $.01 par value.

Transitional Small Business Disclosure Format         Yes              No   X
                                                          -----           -----

                      PEOPLES BANCORP, INC. AND SUBSIDIARY





--------------------------------------------------------------------------------

                                      INDEX
                                      -----
                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

              Consolidated Balance Sheet - March 31, 2000......................3

              Consolidated Statements of Income and Comprehensive
                  Income (Loss) - Three Months Ended March 31, 2000 and 1999...4

              Consolidated Statements of Cash Flows - Three
                  Months Ended March 31, 2000 and 1999.........................5

              Notes to Consolidated Financial Statements.......................6

           Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations.........7


PART II.   OTHER INFORMATION

           Item 4 - Submission of Matters to a Vote of Security Holders.......13

           Item 6 - Exhibits and Reports on Form 8-K..........................13

           Signatures.........................................................14

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                                                                                $          1,623,998
Interest-bearing deposits in banks                                                                                  199,383
Federal funds sold                                                                                                2,245,143
Securities available-for-sale, at fair value                                                                     11,408,194

Loans                                                                                                            35,987,375
Less allowance for loan losses                                                                                      437,679
                                                                                                       ---------------------
          Loans, net                                                                                             35,549,696
                                                                                                       ---------------------

Premises and equipment                                                                                            3,877,595
Other assets                                                                                                        689,101
                                                                                                       ---------------------

          Total assets                                                                                 $         55,593,110
                                                                                                       =====================


                   Liabilities and Stockholders' Equity
                   ------------------------------------

Deposits
    Noninterest-bearing demand                                                                         $          3,076,833
    Interest-bearing demand                                                                                      14,553,073
    Savings                                                                                                         286,685
    Time                                                                                                         26,912,378
                                                                                                       ---------------------
          Total deposits                                                                                         44,828,969
Other borrowings                                                                                                  2,500,000
Other liabilities                                                                                                   355,943
                                                                                                       ---------------------
          Total liabilities                                                                                      47,684,912
                                                                                                       ---------------------

Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, par value $.01; 1,000,000 shares authorized;
       none issued or outstanding                                                                                         -
    Common stock, par value $.01; 10,000,000 shares authorized;
       800,000 shares issued and outstanding                                                                          8,000
    Capital surplus                                                                                               7,970,587
    Retained earnings                                                                                               117,436
    Accumulated other comprehensive loss                                                                           (187,825)
                                                                                                       ---------------------
          Total stockholders' equity                                                                              7,908,198
                                                                                                       ---------------------

          Total liabilities and stockholders' equity                                                   $         55,593,110
                                                                                                       =====================

See Notes to Consolidated Financial Statements

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                                       2000                    1999
                                                                                --------------------    --------------------
Interest income
    Loans                                                                       $           819,876      $          473,292
    Taxable securities                                                                      176,176                 151,633
    Federal funds sold                                                                       30,096                  32,127
    Deposits in banks                                                                         2,299                   2,354
                                                                                --------------------    --------------------
              Total interest income                                                       1,028,447                 659,406
                                                                                --------------------    --------------------

Interest expense on deposits
    Deposits                                                                                494,429                 318,152
    Other borrowings                                                                         40,913                       -
                                                                                --------------------    --------------------
              Total interest expense                                                        535,342                 318,152
                                                                                --------------------    --------------------

              Net interest income                                                           493,105                 341,254
Provision for loan losses                                                                    62,000                  30,000
                                                                                --------------------    --------------------
              Net interest income after provision for loan losses                           431,105                 311,254
                                                                                --------------------    --------------------

Other income
    Service charges on deposit accounts                                                      19,937                  15,676
    Other operating income                                                                   24,540                  39,882
                                                                                --------------------    --------------------
              Total other income                                                             44,477                  55,558
                                                                                --------------------    --------------------

Other expenses
    Salaries and other employee benefits                                                    250,536                 163,914
    Occupancy and equipment expenses, net                                                    72,496                 (47,651)
    Other operating expenses                                                                142,949                 127,028
                                                                                --------------------    --------------------
              Total other expenses                                                          465,981                 243,291
                                                                                --------------------    --------------------

              Income before income taxes                                                      9,601                 123,521

Income tax expense                                                                            1,869                  11,370
                                                                                --------------------    --------------------

              Net income                                                                      7,732                 112,151

Other comprehensive loss, net of tax
    Unrealized losses on securities available-for-sale
      arising during period, net of tax                                                     (50,594)                (37,819)
                                                                                --------------------    --------------------

              Comprehensive income  (loss)                                      $           (42,862)    $            74,332
                                                                                ====================    ====================

Basic earnings per common share                                                 $              0.01     $              0.14
                                                                                ====================    ====================

Diluted earnings per common share                                               $              0.01     $              0.14
                                                                                ====================    ====================

Cash dividends per share of common stock                                        $                 -     $                 -
                                                                                ====================    ====================

See Notes to Consolidated Financial Statements

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                 2000                       1999
                                                                         ----------------------    ------------------------
OPERATING ACTIVITIES
    Net income                                                           $               7,732     $               112,151
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation                                                                    35,461                       9,456
        Provision for loan losses                                                       62,000                      30,000
        Increase in interest receivable                                                (47,284)                    (13,028)
        Increase (decrease) in interest payable                                         13,256                      (7,476)
        Other operating activities                                                    (105,168)                     (9,491)
                                                                         ----------------------    ------------------------

              Net cash provided by (used in) operating activities                      (34,003)                    121,612
                                                                         ----------------------    ------------------------

INVESTING ACTIVITIES
    (Increase) decrease in interest-bearing deposits in banks                              (99)                     99,000
    Purchases of securities available-for-sale                                        (156,505)                 (1,717,419)
    Proceeds from maturities of securities available-for-sale                          368,493                   1,005,945
    Net increase in Federal funds sold                                                (221,739)                 (1,260,442)
    Net increase in loans                                                           (5,839,081)                 (1,257,846)
    Purchase of premises and equipment                                                (114,564)                    (34,402)
                                                                         ----------------------    ------------------------

              Net cash used in investing activities                                 (5,963,495)                 (3,165,164)
                                                                         ----------------------    ------------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                         6,065,450                   4,350,543
                                                                         ----------------------    ------------------------

              Net cash provided by financing activities                              6,065,450                   4,350,543
                                                                         ----------------------    ------------------------

Net increase in cash and due from banks                                                 67,952                   1,306,991

Cash and due from banks at beginning of period                                       1,556,046                   1,038,570
                                                                         ----------------------    ------------------------

Cash and due from banks at end of period                                 $           1,623,998     $             2,345,561
                                                                         ======================    ========================

CASH FLOW INFORMATION
    Cash paid during period for:
        Interest                                                         $             522,086     $               325,628

        Income taxes                                                                    65,303     $                45,922

NONCASH TRANSACTION
    Net unrealized losses on securities available-for-sale               $              75,539     $                53,586

See Notes to Consolidated Financial Statements

                     PEOPLES BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The consolidated financial information for Peoples Bancorp, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

        The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. CURRENT ACCOUNTING DEVELOPMENTS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

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

        These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

        Liquidity and Capital Resources

        As of March 31, 2000, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

     At March 31, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                                              Actual
                                                                    ------------------------------
                                                                                    Peoples Bank
                                                                       Peoples         of West         Regulatory
                                                                    Bancorp, Inc.      Georgia        Requirement
                                                                    --------------  --------------  ---------------
                         Leverage capital ratios                         15.50 %         11.93 %           4.00 %
                         Risk-based capital ratios:
                            Core capital                                 21.30           16.43             4.00
                            Total capital                                22.45           17.60             8.00

     As the Company continues to grow, the capital ratios will decrease to levels closer to, but still in excess of regulatory minimum requirements.


Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                                                                                   Increase (Decrease)
                                                       March 31,         December 31,        --------------------------------
                                                         2000                1999                Amount           Percent
                                                     --------------     ----------------     --------------    --------------
                                                                    (Dollars in Thousands)
                                                     ------------------------------------------------------
Cash and due from banks                              $       1,624      $         1,556      $          68          4.37 %
Interest-bearing deposits in banks                             199                  199                  -             -
Securities                                                  11,408               11,696              (288)        (2.46)
Federal funds sold                                           2,245                2,023                222         10.97
Loans                                                       35,550               29,773              5,777         19.40
Premises and equipment                                       3,878                3,799                 79          2.08
Other assets                                                   689                  570                119         20.88
                                                     --------------     ----------------     --------------
                                                     $      55,593      $        49,616      $       5,977         12.05
                                                     ==============     ================     ==============

Deposits                                             $      44,829      $        38,764      $       6,065         15.65 %
Other borrowings                                             2,500                2,500                  -             -
Other liabilities                                              356                  401               (45)       (11.22)
Stockholders' equity                                         7,908                7,951               (43)        (0.54)
                                                     --------------     ----------------     --------------
                                                     $      55,593      $        49,616      $       5,977         12.05
                                                     ==============     ================     ==============

As indicated in the above table, the Company's total assets grew at a rate of 12.05%. Deposit growth of 15.65% was primarily invested in loans. The Company's loan to deposit ratio has increased from 77.78% at December 31, 1999 to 80.28% at March 31, 2000 as loan demand has maintained the pace of deposit growth during the first quarter. The increase in deposit growth is significantly attributable to the Company moving into its new banking facilities in downtown Carrollton in the last quarter of 1999 and the opening of its Douglasville branch in the first quarter of 2000.

Results of Operations For The Three Months Ended March 31, 2000 and 1999

Following is a summary of the Company's operations for the periods indicated.

                                                           Three Months Ended
                                                                March 31,
                                                     -------------------------------
                                                           2000              1999           Increase (Decrease)
                                                     ---------------    ------------    ----------------------------
                                                         (Dollars in Thousands)           Amount       Percent
                                                     -------------------------------    ----------------------------
Interest income                                      $        1,028     $       659     $      369         55.97 %

Interest expense                                                535             318            217         68.27
                                                     ---------------    ------------    -----------

Net interest income                                             493             341            152         44.50

Provision for loan losses                                        62              30             32        106.67

Other income                                                     45              56            (11)       (19.94)

Other expense                                                   466             244            222         91.46
                                                     ---------------    ------------    -----------

Pretax income                                                    10             123           (113)       (92.08)

Income taxes                                                      2              11             (9)        83.56
                                                     ---------------    ------------    -----------

Net income                                                        8             112           (104)       (92.95)
                                                     ===============    ============    ===========

As indicated in the above table, the Company's net interest income has increased by $152,000 during the first quarter of 2000 as compared to the same period in 1999. The Company's net interest margin increased to 4.18% during the first quarter of 2000 as compared to 4.17% for the first quarter of 1999 and 4.16% for the entire year of 1999. The increase in net interest income and net interest margin is due primarily to the increased volume of average loans.

The provision for loan losses increased by $32,000 during the first quarter of 2000 as compared to the same period in 1999. The amounts provided are due primarily to loan growth and inherent risk in the loan portfolio. The Company's reserve for loan losses amounted to 1.22% at March 31, 2000 as compared to 1.25% at December 31, 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2000 and 1999 is as follows:

                                                                                                        March 31,
                                                                                            ---------------------------------
                                                                                                  2000             1999
                                                                                            ---------------   ---------------
                                                                                                 (Dollars in Thousands)
                                                                                            ---------------------------------
Nonaccrual loans                                                                            $          127    $           20
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                              -                 -
Restructured loans                                                                                       -                 -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                           -                 -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                           2                 1
Interest income that was recorded on nonaccrual and restructured loans                                   -                 -

It is the policy of the Company to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

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

Information regarding certain loans and allowance for loan loss data through March 31, 2000 and 1999 is as follows:

                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                          ---------------------------------
                                                                                               2000              1999
                                                                                          ---------------   ---------------
                                                                                               (Dollars in Thousands)
                                                                                          ---------------------------------
Average amount of loans outstanding                                                       $       33,059    $       18,863
                                                                                          ===============   ===============

Balance of allowance for loan losses at beginning of period                               $          377    $          215
                                                                                          ===============   ===============

Loans charged off
   Commercial and financial                                                               $            -    $            -
   Real estate mortgage                                                                                -                 -
   Instalment                                                                                          2                 -
                                                                                          ---------------   ---------------
                                                                                                       2                 -
                                                                                          ---------------   ---------------

Loans recovered
   Commercial and financial                                                                            -                 -
   Real estate mortgage                                                                                -                 -
   Instalment                                                                                          1                 -
                                                                                          ---------------   ---------------
                                                                                                       1                 -
                                                                                          ---------------   ---------------

Net charge-offs                                                                                        1                 -
                                                                                          ---------------   ---------------

Additions to allowance charged to operating expense during period                                     62                30
                                                                                          ---------------   ---------------

Balance of allowance for loan losses at end of period                                     $          438    $          245
                                                                                          ===============   ===============

Ratio of net loans charged off during the period to
   average loans outstanding                                                                          -%                -%
                                                                                          ===============   ===============

Other income has decreased during the first quarter of 2000 as compared to the same period in 1999 by $11,000 due primarily to increased service charges of $4,000 and being offset by decreased mortgage loan origination fees of $17,000.

Other expenses increased during the first quarter of 2000 as compared to the same period in 1999 by $222,000 due primarily to increased salaries and employee benefits of $86,000 and increased occupancy and equipment expenses of $121,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 21 at March 31, 2000 from 11 at March 31, 1999 and to normal salary increases. The increase in the number of employees has been necessary in order to staff the Douglasville branch as well as to serve the overall growth of the Company. Occupancy and equipment expenses have increased due substantially in part to a decrease in sublease rental income of $61,000. The sellers of the Company's new main office facilities occupied the building during the first quarter of 1999 and paid the Company $62,000 in nonrecurring rental income. Increased depreciation costs of $26,000 coupled with increased other maintenance costs of $34,000 associated with the new main office facilities and new branch accounted for the remainder of the increase in occupancy and equipment costs.

The Company's income tax provision of $2,000 for the first quarter of 2000 is lower than the Federal statutory rate due to income before income taxes being substantially lower as compared to the same period in 1999. The Company recorded its initial income tax provision of $11,000 for the first quarter of 1999 due to the complete utilization of the net operating loss carryover during the period.

Overall, net income has decreased by $104,000 during the first quarter of 2000 as compared to the same period in 1999 due to increased net interest income of $152,000 being offset by increased operating costs of $222,000 and increased provisions for loan losses of $32,000.

                          PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 27.  Financial Data Schedule (for SEC use only).

         (b)     Reports on Form 8-K.

                 None.

                                   SIGNATURES




     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PEOPLES BANCORP, INC.
                                   (Registrant)



DATE:  May 12, 2000            BY:  /s/ Timothy I. Warren
       ------------                 ---------------------
                                    Timothy I. Warren. President and C.E.O.
                                    (Principal Executive Officer)



DATE:  May 12, 2000            BY:  /s/ Elaine B. Lovvorn
       ------------                 ---------------------
                                    Elaine B. Lovvorn, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)