Form 10QSB
period 2000-06-30
PEOPLES BANCORP INC /GA/
filed 2000-08-11
CIK 1021972

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  June 30, 2000
                                        ------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                        Commission File Number: 333-12293

                              Peoples Bancorp, Inc.
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                       58-2265412
-------------------------------               ----------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)

                   119 Maple Street, Carrollton, Georgia 30117
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 838-9608
                          -----------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2000: 800,000; $.01 par value.

Transitional Small Business Disclosure Format   Yes    No X
                                                   ---   ---

                      PEOPLES BANCORP, INC. AND SUBSIDIARY



--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

              Consolidated Balance Sheet - June 30, 2000.......................3

              Consolidated Statements of Income and Comprehensive
               Income (Loss) - Three Months Ended June 30, 2000 and 1999
               and Six Months Ended June 30, 2000 and 1999.....................4

              Consolidated Statement of Cash Flows - Six
               Months Ended June 30, 2000 and 1999.............................5

              Notes to Consolidated Financial Statements.......................6

           Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations.........7


PART II.   OTHER INFORMATION

           Item 4 - Submission of Matters to a Vote of Security Holders.......14

           Item 6 - Exhibits and Reports on Form 8-K..........................14

           Signatures.........................................................15

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)

                                  Assets
                                  ------

Cash and due from banks                                    $          2,690,742
Interest-bearing deposits in banks                                      199,792
Federal funds sold                                                    1,141,103
Securities available-for-sale, at fair value                         11,043,912

Loans                                                                41,087,822
Less allowance for loan losses                                          495,437
                                                           ---------------------
          Loans, net                                                 40,592,385
                                                           ---------------------

Premises and equipment                                                3,863,044
Other assets                                                            705,637
                                                           ---------------------

          Total assets                                     $         60,236,615
                                                           =====================


                   Liabilities and Stockholders' Equity
                   ------------------------------------

Deposits
    Demand                                                 $          4,165,039
    Interest-bearing demand                                          12,209,776
    Savings                                                             442,760
    Time                                                             30,025,252
                                                           ---------------------
          Total deposits                                             46,842,827
Other borrowings                                                      5,000,000
Other liabilities                                                       449,821
                                                           ---------------------
          Total liabilities                                          52,292,648
                                                           ---------------------

Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, par value $.01; 1,000,000 shares authorized;
       none issued or outstanding
    Common stock, par value $.01; 10,000,000 shares authorized;
       800,000 shares issued and outstanding                              8,000
    Capital surplus                                                   7,970,587
    Retained earnings                                                   161,639
    Accumulated other comprehensive loss                               (196,259)
                                                           ---------------------
          Total stockholders' equity                                  7,943,967
                                                           ---------------------

          Total liabilities and stockholders' equity       $         60,236,615
                                                           =====================

See Notes to Consolidated Financial Statements.

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                   AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                         Three Months Ended                  Six Months Ended
                                                                               June 30,                           June 30,
                                                                  -------------------------------     ------------------------------

                                                                      2000              1999              2000              1999
                                                                  -------------     -------------     -------------    -------------
Interest income
    Loans                                                         $   1,037,455     $    489,971      $  1,857,331      $   963,263
    Taxable securities                                                  170,388          169,309           346,563          320,942
    Deposits in banks                                                     4,959            1,200             7,258            3,554
    Federal funds sold                                                   17,862           45,738            47,958           77,865
                                                                  --------------    -------------     -------------    -------------
              Total interest income                                   1,230,664          706,218         2,259,110        1,365,624
                                                                  --------------    -------------     -------------    -------------

Interest expense
    Deposits                                                            565,712          349,102         1,060,141          667,254
    Other borrowings                                                     47,568               --            88,481               --
                                                                  --------------    -------------     -------------    -------------
              Total interest expense                                    613,280          349,102         1,148,622          667,254
                                                                  --------------    -------------     -------------    -------------

              Net interest income                                       617,384          357,116         1,110,488          698,370
Provision for loan losses                                               107,000           43,000           169,000           73,000
                                                                  --------------    -------------     -------------    -------------

              Net interest income after
                provision for loan losses                               510,384          314,116           941,488          625,370
                                                                  --------------    -------------     -------------    -------------

Service charges on deposit accounts                                      23,576           14,890            43,513           30,556
Gain on sales of securities available-for-sale                               --           15,950                --           15,950
Other operating income                                                   39,081           34,785            63,622           74,677
                                                                  --------------    -------------     -------------    -------------
              Total other income                                         62,657           65,625           107,135          121,183
                                                                  --------------    -------------     -------------    -------------

Other expenses
    Salaries and employee benefits                                      272,911          164,537           523,447          328,450
    Occupancy and equipment expenses                                     73,856           30,284           146,352          (17,367)
    Other operating expenses                                            149,591           98,362           292,540          225,390
                                                                  --------------    -------------     -------------    -------------
              Total other expenses                                      496,358          293,183           962,339          536,473
                                                                  --------------    -------------     -------------    -------------

              Income before income taxes                                 76,683           86,558            86,284          210,080
Income tax expense                                                       32,480           24,862            34,349           36,232
                                                                  --------------    -------------     -------------    -------------

              Net income                                                 44,203           61,696            51,935          173,848
                                                                  --------------    -------------     -------------    -------------

Other comprehensive loss:
    Unrealized losses on securities
      available-for-sale arising during period, net of tax               (8,434)         (89,361)          (59,028)        (127,180)
       Less: reclassification adjustment
          for gains included in net income, net of tax                       --          (10,527)               --          (10,527)
                                                                  --------------    -------------     -------------    -------------
    Total other comprehensive loss                                       (8,434)         (99,888)          (59,028)        (137,707)
                                                                  --------------    -------------     -------------    -------------

              Comprehensive income (loss)                         $      35,769     $    (38,192)     $     (7,093)     $    36,141
                                                                  ==============    =============     =============    =============

Basic and diluted earnings per common share                       $        0.06     $       0.08      $       0.07     $       0.22
                                                                  ==============    =============     =============    =============

Weighted average shares outstanding (basic
   and diluted)                                                         800,000          800,000           800,000          800,000
                                                                  ==============    =============     =============    =============

Cash dividends per common share                                   $          --     $         --      $         --     $         --
                                                                  ==============    =============     =============    =============


See Notes to Consolidated Financial Statements.

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                                        2000                       1999
                                                                                ----------------------    ------------------------
OPERATING ACTIVITIES
    Net income                                                                  $              51,935     $               173,848
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                                           75,172                      19,202
        Provision for loan losses                                                             169,000                      73,000
        Gain on sale of securities available-for-sale                                              --                     (15,950)
        Increase in interest receivable                                                       (59,797)                    (23,651)
        Increase in interest payable                                                           76,804                      30,829
        Other operating activities                                                            (76,867)                      5,771
                                                                                ----------------------    ------------------------

              Net cash provided by operating activities                                       236,247                     263,049
                                                                                ----------------------    ------------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                               (306,905)                 (3,745,158)
    Proceeds from sales of securities available-for-sale                                            0                   1,200,872
    Proceeds from maturities of securities available-for-sale                                 872,747                   1,577,797
    Net (increase) decrease in interest-bearing deposits in banks                                (508)                     99,000
    Net (increase) decrease in Federal funds sold                                             882,301                    (812,339)
    Net increase in loans                                                                 (10,988,770)                 (4,845,995)
    Purchase of premises and equipment                                                       (139,724)                   (298,768)
                                                                                ----------------------    ------------------------

              Net cash used in investing activities                                        (9,680,859)                 (6,824,591)
                                                                                ----------------------    ------------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                                8,079,308                   6,607,047
    Proceeds from other borrowings                                                          2,500,000                          --
                                                                                ----------------------    ------------------------

              Net cash provided by financing activities                                    10,579,308                   6,607,047
                                                                                ----------------------    ------------------------

Net increase  in cash and due from banks                                                    1,134,696                      45,505

Cash and due from banks, beginning of period                                                1,556,046                   1,038,570
                                                                                ----------------------    ------------------------

Cash and due from banks, end of period                                          $           2,690,742     $             1,084,075
                                                                                ======================    ========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during period for:
          Interest                                                              $           1,071,818     $               636,245

          Income taxes                                                                        121,103     $                68,922

NONCASH TRANSACTION
    Net unrealized losses on securities available-for-sale                      $              85,967     $               208,075

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

          The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

          Liquidity and Capital Resources

          As of June 30, 2000, the liquidity ratio of the Company, as determined under guidelines established by regulatory authorities, was satisfactory. Management considers the Company's liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) for the Company was approximately 29%. As the Company grows, management will continue to monitor liquidity and make adjustments as deemed necessary.

          At June 30, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                       Actual
                                           --------------------------------
                                                                Peoples
                                               Peoples          Bank of        Regulatory
                                               Bancorp,           West          Minimum
                                                 Inc.           Georgia       Requirement
                                            ---------------  --------------  ---------------
               Leverage capital ratios            14.56 %        11.26 %            4.00 %
               Risk-based capital ratios:
                  Core capital                    17.55          13.58              4.00
                  Total capital                   18.61          14.67              8.00

          As the Company continues to grow and the loan portfolio increases, the capital ratios will decrease to levels closer to, but still in excess of regulatory minimum requirements.

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                                       June 30,           December 31,
                                                         2000                1999                  Increase (Decrease)
                                                     --------------     ----------------     --------------------------------
                                                           (Dollars in Thousands)                Amount           Percent
                                                     -----------------------------------     --------------    --------------
Cash and due from banks                              $       2,691      $         1,556      $       1,135         72.94 %
Interest-bearing deposits in banks                             200                  199                  1          0.50
Securities                                                  11,044               11,696               (652)        (5.57)
Federal funds sold                                           1,141                2,023               (882)       (43.60)
Loans, net                                                  40,592               29,773             10,819         36.34
Premises and equipment                                       3,863                3,799                 64          1.68
Other assets                                                   706                  570                136         23.86
                                                     --------------     ----------------     --------------
                                                     $      60,237      $        49,616      $      10,621         21.41
                                                     ==============     ================     ==============

Deposits                                             $      46,843      $        38,764      $       8,079         20.84 %
Other borrowings                                             5,000                2,500              2,500        100.00
Other liabilities                                              450                  401                 49         12.22
Stockholders' equity                                         7,944                7,951                 (7)        (0.09)
                                                     --------------     ----------------     --------------
                                                     $      60,237      $        49,616      $      10,621         21.41
                                                     ==============     ================     ==============

As indicated in the above table, the Company's total assets grew at a rate of 21.41%. Deposit growth of 20.84% coupled with increased other borrowings of $2,500,000 have been used to fund continued loan growth. The Company is using the other borrowings as an alternative funding mechanism to deposits. The Company's loan to deposit ratio has increased from 77.28% at December 31, 1999 to 87.71% at June 30, 2000.

The increase in deposit growth is significantly attributable to the Company moving into its new banking facilities in downtown Carrollton in the last quarter of 1999 and the opening of its Douglasville branch in the first quarter of 2000. The Company has also entered into a contract to purchase an existing banking facility in Villa Rica at a cost of $400,000. The Company expects to open this full service branch in the fourth quarter of 2000.

Results of Operations For The Three Months Ended June 30, 2000 and 1999 and for the Six Months Ended June 30, 2000 and 1999

Following is a summary of the Company's operations for the periods indicated.

                                                            Three Months Ended
                                                                June 30,
                                                         2000                1999                  Increase (Decrease)
                                                     --------------     ----------------     --------------------------------
                                                           (Dollars in Thousands)                Amount           Percent
                                                     -----------------------------------     --------------    --------------
Interest income                                      $       1,230      $           706      $         524         74.22%
Interest expense                                               613                  349                264         75.64
                                                     --------------     ----------------     --------------    --------------
Net interest income                                            617                  357                260         72.83
Provision for loan losses                                      107                   43                 64        148.84
Other income                                                    63                   66                 (3)        (4.55)
Other expense                                                  496                  293                203         69.28
                                                     --------------     ----------------     --------------    --------------
Pretax income                                                   77                   87                (10)       (11.49)
Income tax expense                                              33                   25                  8        (32.00)
                                                     --------------     ----------------     --------------    --------------
Net income                                           $          44      $            62      $         (18)       (29.03)%
                                                     ==============     ================     ==============    ==============

                                                             Six Months Ended
                                                                June 30,
                                                         2000                1999                  Increase (Decrease)
                                                     --------------     ----------------     --------------------------------
                                                           (Dollars in Thousands)                Amount           Percent
                                                     -----------------------------------     --------------    --------------
Interest income                                      $       2,259      $         1,365      $         894         65.49%
Interest expense                                             1,149                  667                482         72.26
                                                     --------------     ----------------     --------------    --------------
Net interest income                                          1,110                  698                412         59.03
Provision for loan losses                                      169                   73                 96        131.51
Other income                                                   107                  121                (14)       (11.57)
Other expense                                                  962                  536                426         79.48
                                                     --------------     ----------------     --------------    --------------
Pretax income                                                   86                  210               (124)       (59.05)
Income tax expense                                              34                   36                 (2)         5.56
                                                     --------------     ----------------     --------------    --------------
Net income                                           $          52      $           174      $        (122)        70.11%
                                                     ==============     ================     ==============    ==============

As indicated in the above table, the Company's net interest income has increased by $260,000 and $412,000 for the second quarter and first six months of 2000 as compared to the same periods in 1999. The Company's net interest margin increased to 4.50% during the first six months of 2000 as compared to 4.13% for the first six months of 1999 and 4.16% for the entire year of 1999. The increase in net interest income and net interest margin is due primarily to the increased volume of average loans. The Company has been able to offset higher interest rates paid on deposits with higher yields earned on loans.

The provision for loan losses increased by $64,000 and $96,000 for the second quarter and first six months of 2000 as compared to the same periods in 1999. The increase is due to a combination of increased net charge-offs of $25,000, an increase in total nonaccrual loans and overall loan growth, as well as inherent risk in the loan portfolio. Management does not believe the increases in net charge-offs and nonaccrual loans indicate any significant negative trend in the overall credit quality of the loan portfolio. The Company's allowance for loan losses as a percentage of total loans amounted to 1.21% at June 30, 2000 as compared to 1.25% at December 31, 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                                     June 30,
                                                                         ---------------------------------
                                                                              2000              1999
                                                                         ---------------   ---------------
                                                                              (Dollars in Thousands)
                                                                         ---------------------------------
Nonaccrual loans                                                         $           84    $           30
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                           -                 2
Restructured loans                                                                    -                 -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                        -                 -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                        7                 1
Interest income that was recorded on nonaccrual and restructured loans                -                 -

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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                            Six Months Ended
                                                                                June 30,
                                                                    ---------------------------------
                                                                         2000              1999
                                                                    ---------------   ---------------
                                                                         (Dollars in Thousands)
                                                                    ---------------------------------
Average amount of loans outstanding                                 $       35,648    $       19,168
                                                                    ===============   ===============

Balance of allowance for loan losses at beginning of period         $          377    $          215
                                                                    ---------------   ---------------

Loans charged off
   Commercial and financial                                                     50                18
   Real estate mortgage                                                          -                 -
   Instalment                                                                    2                 7
                                                                    ---------------   ---------------
                                                                                52                25
                                                                    ---------------   ---------------

Loans recovered
   Commercial and financial                                                      -                 -
   Real estate mortgage                                                          -                 -
   Instalment                                                                    2                 -
                                                                    ---------------   ---------------
                                                                                 2                 -
                                                                    ---------------   ---------------

Net charge-offs                                                                 50                25
                                                                    ---------------   ---------------

Additions to allowance charged to operating expense during period              169                73
                                                                    ---------------   ---------------

Balance of allowance for loan losses at end of period               $          496    $          263
                                                                    ===============   ===============

Ratio of net loans charged off during the period to
   average loans outstanding                                                  .14%              .13%
                                                                    ===============   ===============

Other income decreased during the second quarter and first six months of 2000 as compared to the same periods in 1999 by $3,000 and $14,000, respectively. Increased service charges on deposit accounts have been offset by decreased gains on sales of securities and a decrease in mortgage origination fees.

Other expenses increased during the second quarter and first six months of 2000 as compared to the same periods in 1999 by $203,000 and $426,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 21 at June 30, 2000 from 10 at June 30, 1999 and to normal salary increases. The increase in the number of employees has been necessary in order to staff the Douglasville branch as well as to serve the overall growth of the Company. Occupancy and equipment expenses have increased due substantially in part to a decrease in sublease rental income. The sellers of the Company's new main office facilities occupied the building during the first quarter of 1999 and paid the Company $62,000 in nonrecurring rental income. Increased depreciation costs, coupled with increased other maintenance costs associated with the new main office facilities and new branch, accounted for the remainder of the increase in occupancy and equipment costs.

The Company has recorded income tax provisions of $33,000 and $34,000 for the second quarter and first six months of 2000. Overall, the Company's income tax expense as a percentage of pre tax income for 2000 has increased significantly as compared to 1999 due to the Company realizing tax benefits of net operating loss carryovers in 1999.

Overall, net income decreased during the second quarter and first six months of 2000 as compared to the same periods in 1999 by $18,000 and $122,000 due to increased net interest income being offset by increased operating costs and provisions for loan losses.

The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          (a) The annual meeting of the stockholders of the Company was held on April 11, 2000.

          (b) The following directors were elected at the meeting to serve terms through the year indicated:

               Lawrence J. Alligood                         2003
               Ann C. Carter                                2003
               J. Wayne Garner                              2003
               Lester Harmon                                2003
               William C. Seaton                            2003

          (c) Mauldin & Jenkins, LLC was approved as the Company's certified public accountants.

               The shares represented at the meeting (621,433 shares or 77.68%) voted as follows:

                                                 Item (b)           Item (c)
                                                   # of               # of
                                                  Shares             Shares
                                              ---------------    ---------------

                    For                              618,583            621,433
                    Withheld authority                   150                  -
                    Against                            2,700                  -
                                              ---------------    ---------------

                    Total                            621,433            621,433
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

                             PEOPLES BANCORP, INC.
                                 (Registrant)



DATE: August 11, 2000        BY: /s/ Timothy I. Warren
     ----------------            --------------------------------------------
                                 Timothy I. Warren, President and C.E.O.
                                     (Principal Executive Officer)


DATE: August 11, 2000        BY: /s/ Elaine B. Lovvorn
     ----------------            --------------------------------------------
                                 Elaine B. Lovvorn, Secretary and Treasurer
                                 (Principal Financial and Accounting Officer)