Form 10QSB
period 2000-09-30
PEOPLES BANCORP INC /GA/
filed 2000-11-13
CIK 1021972

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     September 30, 2000
                                         ------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------    ----------

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

                                (770) 838-9608
                         ----------------------------
                          (Issuer's telephone number)

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
Yes    X         No
    -------          ---------

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2000: 800,000; $.01 par value.

Transitional Small Business Disclosure Format      Yes              No     X
                                                       -------          -------

                     PEOPLES BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

                                     INDEX
                                     -----

                                                                                                                        Page
                                                                                                                        ----

PART I.           FINANCIAL INFORMATION
                  Item 1.  Financial Statements

                     Consolidated Balance Sheet - September 30, 2000......................................................3

                     Consolidated Statements of Income and Comprehensive
                      Income - Three Months Ended September 30, 2000 and 1999
                      and Nine Months Ended September 30, 2000 and 1999...................................................4

                     Consolidated Statement of Cash Flows - Nine
                      Months Ended September 30, 2000 and 1999............................................................5

                     Notes to Consolidated Financial Statements...........................................................6

                  Item 2.  Management's Discussion and Analysis of
                                Financial Condition and Results of Operations.............................................7

PART II.          OTHER INFORMATION

                  Item 4 - Submission of Matters to a Vote of Security Holders...........................................14

                  Item 6 - Exhibits and Reports on Form 8-K..............................................................14

                  Signatures.............................................................................................15

                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS

                     PEOPLES BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2000
                                  (Unaudited)

                                    Assets
                                    ------

Cash and due from banks                                                                                $          1,736,762
Interest-bearing deposits in banks                                                                                  250,801
Federal funds sold                                                                                                1,865,277
Securities available-for-sale, at fair value                                                                     11,391,676

Loans                                                                                                            44,116,525
Less allowance for loan losses                                                                                      529,271
                                                                                                       ---------------------
          Loans, net                                                                                             43,587,254
                                                                                                       ---------------------

Premises and equipment                                                                                            3,841,779
Other assets                                                                                                        766,424
                                                                                                       ---------------------

          Total assets                                                                                 $         63,439,973
                                                                                                       =====================


                   Liabilities and Stockholders' Equity
                   ------------------------------------

Deposits
    Demand                                                                                             $          2,978,480
    Interest-bearing demand                                                                                      13,642,992
    Savings                                                                                                         366,553
    Time                                                                                                         33,237,694
                                                                                                       ---------------------
          Total deposits                                                                                         50,225,719
Other borrowings                                                                                                  4,500,000
Other liabilities                                                                                                   612,124
                                                                                                       ---------------------
          Total liabilities                                                                                      55,337,843
                                                                                                       ---------------------

Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, par value $.01; 1,000,000 shares authorized;
       none issued or outstanding                                                                                         -
    Common stock, par value $.01; 10,000,000 shares authorized;
       800,000 shares issued and outstanding                                                                          8,000
    Capital surplus                                                                                               7,970,587
    Retained earnings                                                                                               228,775
    Accumulated other comprehensive loss                                                                           (105,232)
                                                                                                       ---------------------
          Total stockholders' equity                                                                              8,102,130
                                                                                                       ---------------------

          Total liabilities and stockholders' equity                                                   $         63,439,973
                                                                                                       =====================

See Notes to Consolidated Financial Statements.

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                        Three Months Ended                  Nine Months Ended
                                                                          September 30,                       September 30,
                                                           ------------------------------------ ------------------------------------

                                                                 2000                 1999           2000                  1999
                                                           -----------------  ----------------- -----------------  -----------------
Interest income
    Loans                                                  $       1,121,800   $        575,062 $       2,979,131  $       1,538,325
    Taxable securities                                               167,076            177,627           513,639            498,569
    Deposits in banks                                                  3,878              1,200            11,136              4,754
    Federal funds sold                                                31,323             41,873            79,281            119,738
                                                           -----------------  ----------------- -----------------  -----------------
              Total interest income                                1,324,077            795,762         3,583,187          2,161,386
                                                           -----------------  ----------------- -----------------  -----------------

Interest expense
    Deposits                                                         641,634            384,735         1,701,775          1,051,989
    Other borrowings                                                  81,800                  -           170,281                  -
                                                           -----------------  ----------------- -----------------  -----------------
              Total interest expense                                 723,434            384,735         1,872,056          1,051,989
                                                           -----------------  ----------------- -----------------  -----------------

              Net interest income                                    600,643            411,027         1,711,131          1,109,397
Provision for loan losses                                             83,000             47,500           252,000            120,500
                                                           -----------------  ----------------- -----------------  -----------------
              Net interest income after
                provision for loan losses                            517,643            363,527         1,459,131            988,897
                                                           -----------------  ----------------- -----------------  -----------------

Service charges on deposit accounts                                   26,878             18,032            70,391             48,588
Gain on sales of securities available-for-sale                             -                  -                 -             15,950
Other operating income                                                26,496             16,485            90,118             91,162
                                                           -----------------  ----------------- -----------------  -----------------
              Total other income                                      53,374             34,517           160,509            155,700
                                                           -----------------  ----------------- -----------------  -----------------

Other expenses
    Salaries and employee benefits                                   256,416            171,872           779,863            500,322
    Occupancy and equipment expenses                                  79,869             37,084           226,221             19,717
    Other operating expenses                                         130,499            114,125           423,039            339,515
                                                           -----------------  ----------------- -----------------  -----------------
              Total other expenses                                   466,784            323,081         1,429,123            859,554
                                                           -----------------  ----------------- -----------------  -----------------

              Income before income taxes                             104,233             74,963           190,517            285,043

Income tax expense                                                    37,097             26,363            71,446             62,595
                                                           -----------------  ----------------- -----------------  -----------------

              Net income                                              67,136             48,600           119,071            222,448
                                                           -----------------  ----------------- -----------------  -----------------

Other comprehensive income (loss):
    Unrealized gains (losses) on securities
      available-for-sale arising during period, net of tax            91,027            (22,227)           31,999          (149,407)
       Less: reclassification adjustment
          for gains included in net income, net of tax                     -                  -                 -           (10,527)
                                                           -----------------  ----------------- -----------------  -----------------
    Total other comprehensive income (loss)                           91,027            (22,227)           31,999          (159,934)
                                                           -----------------  ----------------- -----------------  -----------------

              Comprehensive income                         $         158,163   $         26,373 $         151,070   $        62,514
                                                           =================  ================= =================  =================

Basic and diluted earnings per common share                $            0.08   $           0.06 $            0.15   $           0.28
                                                           =================  ================= =================  =================

Weighted average shares outstanding (basic
   and diluted)                                                      800,000            800,000           800,000            800,000
                                                           =================  ================= =================  =================

Cash dividends per common share                            $               -   $              - $               -  $               -
                                                           =================  ================= =================  =================

See Notes to Consolidated Financial Statements.

                     PEOPLES BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (Unaudited)


                                                                                         2000                       1999
                                                                                 ---------------------     -----------------------
OPERATING ACTIVITIES
    Net income                                                                   $            119,071      $              222,448
    Adjustments to reconcile net income  to net cash
        provided by operating activities:
        Depreciation                                                                          114,850                      29,557
        Provision for loan losses                                                             252,000                     120,500
        Gain on sale of securities available-for-sale                                               -                     (15,950)
        Increase in interest receivable                                                      (185,760)                    (62,135)
        Increase in interest payable                                                          237,892                      79,604
        Other operating activities                                                            (56,434)                     32,985
                                                                                 ---------------------     -----------------------

              Net cash provided by operating activities                                       481,619                     407,009
                                                                                 ---------------------     -----------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                             (2,581,585)                 (5,111,107)
    Proceeds from sales of securities available-for-sale                                            -                   1,200,872
    Proceeds from maturities of securities available-for-sale                               2,936,648                   2,242,704
    Net increase in interest-bearing deposits in banks                                        (51,517)                     (1,000)
    Net (increase) decrease in Federal funds sold                                             158,127                    (533,382)
    Net increase in loans                                                                 (14,066,639)                 (6,988,455)
    Purchase of premises and equipment                                                       (158,137)                 (1,184,436)
                                                                                 ---------------------     -----------------------

              Net cash used in investing activities                                       (13,763,103)                (10,374,804)
                                                                                 ---------------------     -----------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                               11,462,200                   9,718,589
    Proceeds from other borrowings                                                          2,000,000                           -
                                                                                 ---------------------     -----------------------

              Net cash provided by financing activities                                    13,462,200                   9,718,589
                                                                                 ---------------------     -----------------------

Net increase (decrease)  in cash and due from banks                                           180,716                    (249,206)

Cash and due from banks, beginning of period                                                1,556,046                   1,038,570
                                                                                 ---------------------     -----------------------

Cash and due from banks, end of period                                           $          1,736,762      $              789,364
                                                                                 =====================     =======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during period for:
        Interest                                                                 $          1,634,164      $              972,385

        Income taxes                                                                           83,700      $               80,422

NONCASH TRANSACTION
    Net unrealized (gains) losses on securities available-for-sale               $            (51,018)     $              241,819

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

          The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

          Liquidity and Capital Resources

          As of September 30, 2000, the liquidity ratio of the Company, as determined under guidelines established by regulatory authorities, was satisfactory. Management considers the Company's liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) for the Company was approximately 28%. As the Company grows, management will continue to monitor liquidity and make adjustments as deemed necessary.

          At September 30, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:


                                                                    Actual
                                                         -------------------------------
                                                                          Peoples Bank      Regulatory
                                                            Peoples          of West         Minimum
                                                         Bancorp, Inc.       Georgia        Requirement
                                                         ---------------  --------------  ---------------
               Leverage capital ratios                         13.44 %        10.42 %            4.00 %
               Risk-based capital ratios:
                  Core capital                                 17.28          13.42              4.00
                  Total capital                                18.39          14.55              8.00

          As the Company continues to grow and the loan portfolio increases, the capital ratios will decrease to levels closer to, but still in excess of regulatory minimum requirements.

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                                     September 30,       December 31,
                                                         2000                1999                  Increase (Decrease)
                                                     --------------     ----------------     --------------------------------
                                                           (Dollars in Thousands)                Amount           Percent
                                                     -----------------------------------     --------------    --------------
Cash and due from banks                              $       1,737      $         1,556      $         181         11.63 %
Interest-bearing deposits in banks                             251                  199                 52         26.13
Securities                                                  11,392               11,696              (304)        (2.60)
Federal funds sold                                           1,865                2,023              (158)        (7.81)
Loans, net                                                  43,587               29,773             13,814         46.40
Premises and equipment                                       3,842                3,799                 43          1.13
Other assets                                                   766                  570                196         34.39
                                                     --------------     ----------------     --------------
                                                     $      63,440      $        49,616      $      13,824         27.86
                                                     ==============     ================     ==============

Deposits                                             $      50,226      $        38,764      $      11,462         29.57 %
Other borrowings                                             4,500                2,500              2,000         80.00
Other liabilities                                              612                  401                211         52.62
Stockholders' equity                                         8,102                7,951                151          1.90
                                                     --------------     ----------------     --------------
                                                     $      63,440      $        49,616      $      13,824         27.86
                                                     ==============     ================     ==============

As indicated in the above table, the Company's total assets grew at a rate of 27.86%. Deposit growth of 29.57% coupled with increased other borrowings of $2,000,000 have been used to fund continued loan growth. The Company is using the other borrowings as an alternative funding mechanism to deposits. The Company's loan to deposit ratio has increased from 77.78% at December 31, 1999 to 87.84% at September 30, 2000. Stockholders' equity increased by net income of $119,000 and reduced unrealized losses on securities available-for-sale, net of tax, of $32,000.

The increase in deposit growth is significantly attributable to the Company moving into its new banking facilities in downtown Carrollton in the last quarter of 1999 and the opening of its Douglasville branch in the first quarter of 2000. The Company has also entered into a contract to purchase an existing banking facility in Villa Rica at a cost of $400,000. The Company expects to open this full service branch in June of 2001.

Results of Operations For The Three Months Ended September 30, 2000 and 1999 and for the Nine Months Ended September 30, 2000 and 1999

Following is a summary of the Company's operations for the periods indicated.

                                                             Three Months Ended
                                                               September 30,
                                                         2000                1999                  Increase (Decrease)
                                                     --------------     ----------------     --------------------------------
                                                           (Dollars in Thousands)                Amount           Percent
                                                     -----------------------------------     --------------    --------------
Interest income                                      $       1,324      $           796      $         528         66.33 %
Interest expense                                               723                  385                338         87.79
                                                     --------------     ----------------     --------------
Net interest income                                            601                  411                190         46.23
Provision for loan losses                                       83                   48                 35         72.92
Other income                                                    53                   35                 18         51.43
Other expense                                                  467                  323                144         44.58
                                                     --------------     ----------------     --------------
Pretax income                                                  104                   75                 29         38.67
Income tax expense                                              37                   26                 11         42.31
                                                     --------------     ----------------     --------------
Net income                                           $          67      $            49      $          18         36.73 %
                                                     ==============     ================     ==============

                                                             Nine Months Ended
                                                               September 30,
                                                         2000                1999                  Increase (Decrease)
                                                     --------------     ----------------     --------------------------------
                                                           (Dollars in Thousands)                Amount           Percent
                                                     -----------------------------------     --------------    --------------
Interest income                                      $       3,583      $         2,161      $       1,422         65.80 %
Interest expense                                             1,872                1,052                820         77.95
                                                     --------------     ----------------     --------------
Net interest income                                          1,711                1,109                602         54.28
Provision for loan losses                                      252                  121                131        108.26
Other income                                                   161                  156                  5          3.21
Other expense                                                1,429                  859                570         66.36
                                                     --------------     ----------------     --------------
Pretax income                                                  191                  285               (94)       (32.98)
Income tax expense                                              72                   63                  9         14.28
                                                     --------------     ----------------     --------------
Net income                                           $         119      $           222      $       (103)       (46.40) %
                                                     ==============     ================     ==============

As indicated in the above table, the Company's net interest income has increased by $190,000 and $602,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999. The Company's net interest margin increased to 4.44% during the first nine months of 2000 as compared to 4.11% for the first nine months of 1999 and 4.16% for the entire year of 1999. The increase in net interest income and net interest margin is due primarily to the increased volume of average loans. The Company has been able to offset higher interest rates paid on deposits with higher yields earned on loans.

The provision for loan losses increased by $35,000 and $131,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999. The increase is due to a combination of increased net charge-offs of $76,000, an increase in total nonaccrual loans and overall loan growth, as well as inherent risk in the loan portfolio. Management does not believe the increases in net charge-offs and nonaccrual loans indicate any significant negative trend in the overall credit quality of the loan portfolio. The Company's allowance for loan losses as a percentage of total loans amounted to 1.20% at September 30, 2000 as compared to 1.25% at December 31, 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                                                     September 30,
                                                                                            ---------------------------------
                                                                                                 2000              1999
                                                                                            ---------------   ---------------
                                                                                                 (Dollars in Thousands)
                                                                                            ---------------------------------
Nonaccrual loans                                                                            $          109    $           22
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                              -                 -
Restructured loans                                                                                       -                 -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                           -                 -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                           7                 1
Interest income that was recorded on nonaccrual and restructured loans                                   -                 -

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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                          ---------------------------------
                                                                                               2000              1999
                                                                                          ---------------   ---------------
                                                                                               (Dollars in Thousands)
                                                                                          ---------------------------------
Average amount of loans outstanding                                                       $       37,981    $       20,758
                                                                                          ===============   ===============

Balance of allowance for loan losses at beginning of period                               $          377    $          215
                                                                                          ---------------   ---------------

Loans charged off
   Commercial and financial                                                                           90                18
   Real estate mortgage                                                                                -                 -
   Instalment                                                                                         12                 7
                                                                                          ---------------   ---------------
                                                                                                     102                25
                                                                                          ---------------   ---------------

Loans recovered
   Commercial and financial                                                                            -                 -
   Real estate mortgage                                                                                -                 -
   Instalment                                                                                          2                 1
                                                                                          ---------------   ---------------
                                                                                                       2                 1
                                                                                          ---------------   ---------------

Net charge-offs                                                                                      100                24
                                                                                          ---------------   ---------------

Additions to allowance charged to operating expense during period                                    252               121
                                                                                          ---------------   ---------------

Balance of allowance for loan losses at end of period                                     $          529    $          312
                                                                                          ===============   ===============

Ratio of net loans charged off during the period to
   average loans outstanding                                                                        .26%              .12%
                                                                                          ===============   ===============

Other income increased during the third quarter and first nine months of 2000 as compared to the same periods in 1999 by $18,000 and $5,000, respectively. Increased service charges on deposit accounts have been offset by decreased gains on sales of securities and a decrease in mortgage origination fees.

Other expenses increased during the third quarter and first nine months of 2000 as compared to the same periods in 1999 by $144,000 and $570,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 21 at September 30, 2000 from 13 at September 30, 1999 and to normal salary increases. The increase in the number of employees has been necessary in order to staff the Douglasville branch as well as to serve the overall growth of the Company. Occupancy and equipment expenses have increased due substantially in part to a decrease in sublease rental income. The sellers of the Company's new main office facilities occupied the building during the first quarter of 1999 and paid the Company $62,000 in nonrecurring rental income. Increased depreciation costs, coupled with increased other maintenance costs associated with the new main office facilities and new branch, accounted for the remainder of the increase in occupancy and equipment costs.

The Company has recorded income tax provisions of $37,000 and $72,000 for the third quarter and first nine months of 2000. Overall, the Company's income tax expense as a percentage of pre tax income for 2000 has increased significantly as compared to 1999 due to the Company realizing tax benefits of net operating loss carryovers in 1999.

Overall, net income increased by $18,000 and decreased by $103,000 during the third quarter and first nine months of 2000 as compared to the same periods in 1999 due to increased net interest income being offset by increased operating costs and provisions for loan losses.

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

                                       PEOPLES BANCORP, INC.
                                               (Registrant)

DATE:  November 10, 2000      BY:  /s/ Timothy I. Warren
       -----------------           ---------------------------------------------
                                   Timothy I. Warren. President and C.E.O.
                                        (Principal Executive Officer)

DATE:  November 10, 2000      BY:  /s/ Elaine B. Lovvorn
       -----------------           ---------------------------------------------
                                   Elaine B. Lovvorn, Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)