Form 10KSB40
period 2000-12-31
PEOPLES BANCORP INC /GA/
filed 2001-03-20
CIK 1021972

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB
                                ---------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000     COMMISSION FILE NUMBER 333-12293

                            ------------------------

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Check whether Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form, and will not be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    Registrant's revenues for its fiscal year ended December 31, 2000 were $5,276,367.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 5, 2001 was $4,081,140 based on the initial offering price of $10.00 per share, although there is no established trading market.

    There were 800,000 shares of Registrant's common stock outstanding at March 5, 2001.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

    Transitional Small Business Disclosure Format (check one): Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

    (a) BUSINESS DEVELOPMENT

    Peoples Bancorp, Inc. (the "Company" or "We" or "Our"), Carrollton, Georgia, was incorporated as a Georgia business corporation for the purpose of becoming a bank holding company by acquiring all of the common stock of Peoples Bank of West Georgia, Carrollton, Georgia (the "Bank") upon its formation. The Company filed applications to the Board of Governors of the Federal Reserve System (the "Board") and the Georgia Department of Banking and Finance (the "DBF") for prior approval to become a bank holding company. The Company received Board approval on December 30, 1996, and the DBF approval on December 18, 1996. The Company became a bank holding company within the meaning of the federal Bank Holding Company Act (the "Act") and the Georgia bank holding company law (the "Georgia Act") on March 3, 1997. The Bank currently is the sole operating subsidiary of the Company. On October 11, 1996, the Bank received the approval of its Articles of incorporation from the DBF and its permit to begin business was issued by the DBF on February 28, 1997. The Bank opened for business on March 3, 1997. The deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC").

    (b) BUSINESS OF ISSUER

    The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small- to medium-sized businesses. The Company and the Bank conduct business from the main office located at 119 Maple Street, Carrollton, Georgia 30117. The Bank has also opened a branch office at 6670 Church Street in Douglasville, Georgia and is operating a loan production office in Villa Rica, Georgia with plans to open a full service branch in 2001 to be located at 485 Bankhead Highway, Villa Rica, Georgia. As of December 31, 2000, the Company and the Bank had consolidated total assets of approximately $67.2 million, total deposits of approximately $52.3 million and total stockholders' equity of approximately $8.3 million.

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

    The principal business of the Bank is to accept deposits from the public and to make loans and other investments in and around Carroll County and Douglas County, Georgia, its primary service area.

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

    The Bank's business plan for its initial years of operation relies principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and shareholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank intends to emphasize a high degree of personalized client service in order to be able to provide for each customer's banking needs. The Bank's marketing approach will emphasize the advantages of dealing with an independent, locally-owned and managed state chartered bank to meet the particular needs of individuals, professionals and small- to- medium-size businesses in the community. All banking services will be continually evaluated with regard to their profitability and efforts will be made to modify the Bank's business plan if the plan does not prove successful. The Bank does not currently offer trust or permissible securities services.

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

    The FDIC adopted final risk-based capital guidelines for all FDIC insured state chartered banks that are not members of the Federal Reserve System effective December 31, 1990. As of December 31, 1992, all banks are required to maintain a minimum ratio of total capital to risk weighted assets of 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital of state chartered banks (as defined in regulations) generally consists of
(i) common stockholders equity; (ii) non-cumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

    In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks. This capital measure is generally referred to as the leverage capital ratio. The FDIC has established a minimum leverage capital ratio of 3 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite 1 under the Uniform Financial Institutions Rating System. Other financial institutions are expected to maintain leverage capital at least 100 to 200 basis points above the minimum level. Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest rate risk component to risk-based capital requirements. At December 31, 2000, the Bank exceeded the minimum Tier 1, risk-based and leverage capital ratios.

    The Federal Deposit Insurance Corporation Improvement Act of 1991, enacted in December 1991 ("FDICIA"), specifies, among other things, the following five capital standard categories for depository institutions: (i) well capitalized,
(ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued final uniform regulations that became effective December 19, 1992, which, among other things, define the capital levels described above. Under the final regulations, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater,
(iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has
(i) a total risk-based capital ratio for 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater. An "undercapitalized" bank is defined as one that has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 3%. A "significantly undercapitalized" bank is defined as one that has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% or
(iii) a leverage ratio of less than 3%. A bank is "critically undercapitalized" if the bank has a leverage ratio equal to or less than 2%. The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as "adequately capitalized" or "undercapitalized" and subject the institution to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. As of December 31, 2000, the Bank met the definition of a "well capitalized" institution.

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

    On April 19, 1995, the federal bank regulatory agencies adopted uniform revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set standards for financial institutions. The revised regulation contains three evaluation tests: (a) a lending test which will compare the institution's market share of loans in low and moderate income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low and moderate income areas or individuals,
(b) a services test which will evaluate the provision of services that promote the availability of credit to low and moderate income areas, and (c) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community developments, small and minority owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce the paperwork requirements of the current regulations and provide regulatory agencies, institutions, and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996 when evaluation under streamlined procedures began for institutions with total assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion.

    Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice (collectively, the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that the prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. The Justice Department filed suit against financial institutions which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

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

    REGULATION OF THE COMPANY. The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act (the "Act") and the Georgia bank holding company law (the "Georgia Act"). As a bank holding company, the Company is required to file with the Federal Reserve Board (the "Board") an annual report and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Company and each of its subsidiaries. Bank holding companies are required by the Act to obtain approval from the Board prior to acquiring, directly or indirectly, ownership or control of more than 5% of the voting shares of a bank. The Act also prohibits bank holding companies, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any non-banking business (other than a business closely related to banking as determined by the Board) or from managing or controlling banks and other subsidiaries authorized by the Act or furnishing services to, or performing services for, its subsidiaries without the prior approval of the Board. The Board is empowered to differentiate between activities that are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern. The Company has no present intention to engage in non-banking activities. As a bank holding company, the Company is subject to capital adequacy guidelines as established by the Board. The Board established risk-based capital guidelines for bank holding companies effective March 15, 1989. Beginning on December 31, 1992, the minimum required ratio for total capital to risk weighted assets became 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital (as defined in regulations of the Board) consists of common and qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets required to be deducted under the Board's guidelines. The Board's guidelines apply on a consolidated basis to bank holding companies with total consolidated assets of $150 million or more. For bank holding companies with less than $150 million in total consolidated assets (such as the Company), the guidelines will be applied on a bank only basis, unless the bank holding company is engaged in non-banking activity involving significant leverage or has significant amount of debt outstanding that is held by the general public. The Board has stated that risk-based capital guidelines establish minimum standards and that bank holding companies generally are expected to operate well above the minimum standards.

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

FINANCIAL SERVICES MODERNIZATION LEGISLATION

    General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance.

    The law also:

    - broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

    - provides an enhanced framework for protecting the privacy of consumer information;

    - adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

    - modifies the laws governing the implementation of the Community Reinvestment Act; and

    - addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

    The Bank does not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Bank faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Bank.

    Financial Holding Companies. Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. The Bank has not elected to become a financial holding company.

    "Financial in nature" activities include:

    - securities underwriting;

    - dealing and market making;

    - sponsoring mutual funds and investment companies;

    - insurance underwriting and agency;

    - merchant banking; and

    - activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

    A bank holding company must meet three requirements before becoming a financial holding company:

    - all of the bank holding company's depository institution subsidiaries must be well capitalized, well managed and, except in limited circumstances, in compliance with the Community Reinvestment Act; and

    - the bank holding company must file with the Federal Reserve a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the prior two criteria.

    Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities of the company to conform to those permissible for a bank holding company. No Federal Reserve approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. In December 2000, the Federal Reserve approved an interim rule defining the three categories of activities financial in nature or incidental to a financial activity:

    - lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities;

    - providing any devise or other instrumentality for transferring money or other financial assets; or

    - arranging, effecting or facilitating financial transactions for the account of third parties.

    The interim rule also establishes a mechanism through which financial holding companies or other interested parties may request that the Federal Reserve find that a particular activity falls within one of these three categories. For example, the Federal Reserve has recently issued a proposed rule that would grant financial holding companies the right to act as real estate brokers and managers.

    A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

    Privacy. Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to the rules, financial institutions must provide:

    - initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

    - annual notices of their privacy policies to current customers; and

    - a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

    The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.

    Consumer Protection Rules--Sale of Insurance. In December 2000 pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on April 1, 2001. The final rule applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure before the completion of the sale of an insurance product or annuity that such product:

    - is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;

    - is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates; and

    - has certain risks of investment, including the possible loss of value.

    The depository institution may not condition an extension of credit on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity. Furthermore, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule addresses cross marketing and referral fees.

    Safeguarding Confidential Customer Information. In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

    - identify and assess the risks that may threaten customer information;

    - develop a written plan containing policies and procedures to manage and control these risks;

    - implement and test the plan; and

    - adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

    Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines are effective July 1, 2001.

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

EMPLOYEES

    As of December 31, 2000, the Bank employed 22 full-time employees and three part-time employees. Except for the officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. Neither the Company nor the Bank is a party to any collective bargaining agreement, and management believes the Bank enjoys satisfactory relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTIES.

    The operations of the Company and the Bank are conducted in a main office building located at 119 Maple Street, Carrollton, Georgia. The office consists of an approximately 25,000 square foot four-story building, of which two floors are being leased to unaffiliated third parties. The Bank also has a branch located at 6670 Church Street in Douglasville, Georgia. That building is one-story brick building with approximately 5,000 square feet of space. The Bank presently leases space in the Villa Rica Crossing Shopping Center in Villa Rica, Georgia and operates a loan production office. Plans are to convert the loan production office to a full service branch in 2001 to be located at 485 Bankhead Highway, Villa Rica, Georgia. The Company purchased the 485 Bankhead Highway property in December, 2000, and the building consists of approximately 2,400 square feet.

ITEM 3.  LEGAL PROCEEDINGS.

    Neither the Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Bank's business, which management believes would have a material effect upon the operations or financial condition of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR ISSUER'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    There is no established trading market for the Company's common stock, which was first issued on January 28, 1997 at a price of $10.00 per share. As of March 5, 2001, the Company had 383 shareholders of record.

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

    However, the only current source of funds with which the Company can pay dividends is from amounts received as dividends from the Bank. The Board of Directors of the Bank is limited in its ability to pay cash dividends on the outstanding capital stock of the Bank without regulatory approval. The Georgia Financial Institutions Code provides that dividends may be declared and paid only from a bank's cumulative retained earnings which have not been appropriated as permanent capital. Approval from the DBF is required prior to the payment of dividends by a bank under certain circumstances. Generally, a bank may declare and pay dividends without the prior approval of the DBF so long as (i) a bank's ratio of equity capital to adjusted total assets equals or exceeds 6%, (ii) the aggregate amount of dividends declared or anticipated to be declared by a bank in the calendar year does not exceed 50% of such bank's net profits after taxes but before dividends for the prior calendar year, and (iii) the total classified assets at the most recently completed and delivered examination of the bank do not exceed 80% of the equity capital reflected at such examination.

    The Company does not anticipate paying dividends on its common stock in the immediate future.

    No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Peoples Bank of West Georgia, at December 31, 2000 and 1999 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

FORWARD-LOOKING STATEMENTS

    We may from time to time make written or oral forward-looking statements, including statements contained in filings with the Securities and Exchange Commission and our reports to stockholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by us, or on our behalf.

OVERVIEW

    Our 2000 results were highlighted by continued growth made possible by our presence in downtown Carrollton, Georgia and our branch expansion into Douglasville, Georgia. We anticipate adding a full service branch in Villa Rica, Georgia in mid-2001. The expansion into other markets has a current negative impact on earnings, but we believe that the expansion will provide increased earnings in the future.

FINANCIAL CONDITION AT DECEMBER 31, 2000 AND 1999

    The following is a summary of our balance sheets for the years indicated:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
                                                         (DOLLARS IN THOUSANDS)
Cash and due from banks................................  $   933       $ 1,556
Interest-bearing deposits in banks.....................      329           199
Federal funds sold.....................................    2,665         2,023
Securities.............................................   11,090        11,696
Loans, net.............................................   47,325        29,772
Premises and equipment.................................    4,241         3,798
Other assets...........................................      700           572
                                                         -------       -------
                                                         $67,283       $49,616
                                                         =======       =======

Total deposits.........................................  $52,294       $38,764
Other borrowings.......................................    6,000         2,500
Other liabilities......................................      650           401
Stockholders' equity...................................    8,339         7,951
                                                         -------       -------
                                                         $67,283       $49,616
                                                         =======       =======

FINANCIAL CONDITION AT DECEMBER 31, 2000 AND 1999

    As of December 31, 2000, our total assets were $67.3 million, an increase of 36% over December 31, 1999. Total interest-earning assets were $62.0 million at December 31, 2000 or 92% of total assets as compared to 89% of total assets at December 31, 1999. Our primary interest-earning assets at December 31, 2000 were loans, which made up 77% of total interest-earning assets as compared to 68% at December 31, 1999. Our loan to deposit ratio was 92% at December 31, 2000 as compared to 78% at December 31, 1999. The loan to deposit ratio has increased as we are using Federal Home Loan Bank borrowings as an additional funding source. Deposit growth of $13.5 million and increased advances from the Federal Home Loan Bank of $3.5 have been used primarily to fund loan growth of $17.8 million.

    Our securities portfolio, consisting of U.S. Agency, mortgage-backed, and equity securities, amounted to $11.1 million at December 31, 2000. Unrealized gains on securities amounted to $35,000 at December 31, 2000 as compared to unrealized losses of $207,000 at December 31, 1999. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

    We have 77% of our loan portfolio collateralized by real estate located in our primary market area of Carroll County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one- to four-family residential properties (31%), construction loans to build one- to four-family residential properties (38%), and nonresidential properties consisting primarily of small business commercial properties (31%). We generally require that loans collateralized by real estate not exceed 80% of the collateral value.

    The remaining 23% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

    The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable with no indications of a significant downturn in the local economy.

    We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, we establish and periodically review our lending policies and procedures as well as having independent loan review. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank's statutory capital and unsecured loan relationships that exceed 15% of the Bank's statutory capital.

LIQUIDITY AND CAPITAL RESOURCES

    The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and other needs. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

    Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price our deposits to meet our asset/liability objectives consistent with local market conditions.

    Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity was considered satisfactory.

    At December 31, 2000, we had loan commitments outstanding of $13.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 2000, we had arrangements with two commercial banks for short-term advances of $3,500,000.

    At December 31, 2000, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our stockholders' equity increased due to net income in 2000 of $228,000 and unrealized gains on securities available-for-sale, net of tax, of $160,000. For regulatory purposes, the net unrealized gains on securities available-for-sale are excluded in the computation of the capital ratios.

    In the future, the primary source of funds available to Peoples Bancorp, Inc will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. As of December 31, 2000, the Bank could pay $120,000 in dividends without regulatory approval.

    The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Peoples Bancorp, Inc. and the Bank as of December 31, 2000 are as follows:

                                                               ACTUAL
                                               --------------------------------------
                                                                          REGULATORY
                                               CONSOLIDATED     BANK     REQUIREMENTS
                                               ------------   --------   ------------
Leverage capital ratio.......................      12.87%      10.04%         5.00%
Risk-based capital ratios:
  Core capital...............................      16.15       12.67          6.00
  Total capital..............................      17.27       13.81         10.00

    These ratios may decline as asset growth continues, but, as earnings improve to support the growth, are expected to exceed the regulatory minimum requirements.

    We believe that our liquidity and capital resources are adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

    Management is not aware of any known trends, events or uncertainties, other than those discussed above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have such an effect.

EFFECTS OF INFLATION

    The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

    The following is a summary of our operations for the years indicated.

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                           ----------------------
                                                             2000          1999
                                                           --------      --------
                                                                (DOLLARS IN
                                                                 THOUSANDS)
Interest income..........................................   $5,044        $3,055
Interest expense.........................................    2,654         1,495
                                                            ------        ------
Net interest income......................................    2,390         1,560
Provision for loan losses................................      339           200
Other income.............................................      233           212
Other expenses...........................................    1,953         1,267
                                                            ------        ------
Pretax income............................................      331           305
Income taxes.............................................      103            50
                                                            ------        ------
Net income...............................................   $  228        $  255
                                                            ======        ======

NET INTEREST INCOME

    Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends on our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

    Our net yield on average interest-earning assets was 4.47% in 2000 as compared to 4.16% in 1999. Average loans increased by $17.5 million while average Federal funds sold decreased by $1.0 million, which accounted for the majority of a $16.0 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $16.1 million with average interest-bearing demand and time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets increased to 9.43% in 2000 from 8.15% in 1999. The rate paid on average interest-bearing liabilities increased to 5.61% in 2000 from 4.80% in 1999.

PROVISION FOR LOAN LOSSES

    The provision for loan losses was $339,000 in 2000 as compared to $200,000 in 1999. The amounts provided were due primarily to the growth of the portfolio, increased net charge-offs of $101,000 and our assessment of the inherent risk of the portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. We do not believe the increase in net charge-offs indicate any significant negative trend in the overall quality of the loan portfolio. This evaluation considers past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. As of December 31, 2000 and 1999, we had nonaccrual loans totaling $89,000 and $11,000, respectively. The allowance for loan losses as a percentage of total loans at December 31, 2000 and 1999 was 1.20% and 1.25%, respectively.

OTHER INCOME

    Other income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other income was $233,000 in 2000 as compared to $212,000 in 1999. The increase of $21,000 is due to increased service charges on deposit accounts of $30,000 being offset by a decrease in realized securities gains of $9,000.

OTHER EXPENSES

    Other expenses were $1,953,000 in 2000 as compared to $1,268,000 in 1999, an increase of $686,000. Salaries and employee benefits increased by $327,000 due to an increase in the number of full time employees from 19 to 22 and other annual salary increases. Equipment and occupancy expenses increased by $229,000 due primarily to increased expense associated with moving into new banking facilities in November of 1999 and branch expansion. Other operating expenses increased by $130,000 which is primarily due to increased data processing costs of $51,000, increased advertising costs of $25,000, and other miscellaneous increases associated with our expanding operations.

INCOME TAX

    We recognized income tax expense of $103,000 in 2000 as compared to $50,000 in 1999. The effective tax rate for 2000 was 31% as compared to 16% for 1999. The increase in tax rates is due to the recognition of $55,000 of deferred tax assets in 1999 previously accorded a valuation allowance.

ASSET/LIABILITY MANAGEMENT

    Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures designed to ensure acceptable composition of the asset/liability mix. Management's overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

    Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

    A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

    Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

    At December 31, 2000, our cumulative one year interest rate-sensitivity gap ratio was 66%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets. For internal reporting purposes, we do not consider interest-bearing demand and savings accounts to be interest rate sensitive. Adjusting for these deposits, our cumulative one year interest rate-sensitivity gap ratio would be 90%. We believe that competitive market rates are being paid for certificates of deposit, and as long as the rates remain competitive, liquidity, while not assured, should not be adversely affected.

    The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2000, the interest rate- sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                                                               AFTER
                                                                 AFTER        ONE YEAR
                                                              THREE MONTHS      BUT
                                                  WITHIN       BUT WITHIN      WITHIN       AFTER
                                               THREE MONTHS     ONE YEAR     FIVE YEARS   FIVE YEARS    TOTAL
                                               ------------   ------------   ----------   ----------   --------
                                                                      (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Interest-bearing deposits in banks.........    $    229       $    100       $    --      $   --     $   329
  Federal funds sold.........................       2,665             --            --          --       2,665
  Securities.................................       1,111          2,239         5,065       2,675      11,090
  Loans......................................      15,921         12,063        19,472         446      47,902
                                                 --------       --------       -------      ------     -------
                                                   19,926         14,402        24,537       3,121      61,986
                                                 --------       --------       -------      ------     -------
Interest-bearing liabilities:
  Interest-bearing demand deposits...........      13,573             --            --          --      13,573
  Savings....................................         370             --            --          --         370
  Certificates, less than $100,000...........       9,962         14,476         1,908          --      26,346
  Certificates, $100,000 and over............       2,992          4,915         1,050          --       8,957
  Other borrowings...........................       3,500          2,500            --          --       6,000
                                                 --------       --------       -------      ------     -------
                                                   30,397         21,891         2,958          --      55,246
                                                 --------       --------       -------      ------     -------

Interest rate sensitivity gap................    $(10,471)      $ (7,489)      $21,579      $3,121     $ 6,740
                                                 ========       ========       =======      ======     =======
Cumulative interest rate sensitivity gap.....    $(10,471)      $(17,960)      $ 3,619      $6,740
                                                 ========       ========       =======      ======
Interest rate sensitivity gap ratio..........        0.66           0.66          8.30          --
                                                 ========       ========       =======      ======
Cumulative interest rate sensitivity gap
  ratio......................................        0.66           0.66          1.07        1.12
                                                 ========       ========       =======      ======

              SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

    The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders' equity, the interest rates we experience; our investment portfolio; our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and reserves for loan losses; types of deposits and the return on equity and assets.

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                             STOCKHOLDERS' EQUITY:
                   INTEREST RATES AND INTEREST DIFFERENTIALS

AVERAGE BALANCES

    The condensed average balance sheet for the years indicated is presented below.(1)

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
                                                         (DOLLARS IN THOUSANDS)
                                    ASSETS

Cash and due from banks................................  $ 1,150       $   909
Interest-bearing deposits in banks.....................      287           157
Taxable securities.....................................   11,505        12,102
Securities valuation account...........................     (226)          (65)
Federal funds sold.....................................    1,825         2,857
Loans(2)...............................................   39,860        22,364
Allowance for loan losses..............................     (464)         (271)
Other assets...........................................    4,484         3,298
                                                         -------       -------
                                                         $58,421       $41,351
                                                         =======       =======

Total interest-earning assets..........................  $53,477       $37,480
                                                         =======       =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand...........................  $ 2,838       $ 2,025
  Interest-bearing demand..............................   13,317        11,786
  Savings..............................................      331           263
  Time.................................................   29,971        19,024
                                                         -------       -------
    Total deposits.....................................  $46,457       $33,098
  Other borrowings.....................................    3,661            63
  Other liabilities....................................      254           277
                                                         -------       -------
    Total liabilities..................................   50,372        33,438
  Stockholders' equity.................................    8,049         7,913
                                                         -------       -------
                                                         $58,421       $41,351
                                                         =======       =======
Total interest-bearing liabilities.....................  $47,280       $31,136
                                                         =======       =======

------------------------

(1) For each category, average balances were determined using the daily average balances during the year.

(2) Nonaccrual loans in the amount of $83,000 and $8,000 were included in average loans for 2000 and 1999, respectively.

INTEREST INCOME AND INTEREST EXPENSE

    The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                     2000                  1999
                                                              -------------------   -------------------
                                                                         AVERAGE               AVERAGE
                                                              INTEREST     RATE     INTEREST     RATE
                                                              --------   --------   --------   --------
                                                                       (DOLLARS IN THOUSANDS)
INTEREST INCOME:
  Interest and fees on loans(1).............................   $4,213     10.57%     $2,222      9.94%
  Interest on taxable securities............................      698      6.07         680      5.62
  Interest on Federal funds sold............................      115      6.29         144      5.03
  Interest on deposits in banks.............................       18      6.13           9      5.96
                                                               ------                ------
  Total interest income.....................................   $5,044      9.43      $3,055      8.15
                                                               ------                ------

INTEREST EXPENSE:
  Interest on interest-bearing demand deposits..............   $  491      3.69%     $  431      3.65%
  Interest on savings deposits..............................        8      2.31           6      2.25
  Interest on time deposits.................................    1,904      6.35       1,054      5.54
  Interest on other borrowings..............................      251      6.85           4      6.35
                                                               ------                ------
  Total interest expense....................................    2,654      5.61       1,495      4.80
                                                               ------                ------
NET INTEREST INCOME.........................................   $2,390                $1,560
                                                               ======                ======
  Net interest spread.......................................               3.82%                 3.35%
                                                                          =====                  ====
  Net yield on average interest-earning assets..............               4.47%                 4.16%
                                                                          =====                  ====

------------------------

(1) Interest and fees on loans includes $476,000 and $235,000 of loan fee income for the years ended December 31, 2000 and 1999, respectively. There was no interest income recognized on nonaccrual loans during 2000 or 1999.

RATE AND VOLUME ANALYSIS

    The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

                                                                 YEAR ENDED DECEMBER 31,
                                                                      2000 VS. 1999
                                                                     CHANGES DUE TO:
                                                              ------------------------------
                                                                RATE      VOLUME      NET
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Increase (decrease) in:
  Income from interest-earning assets:
  Interest and fees on loans................................    $150      $1,841     $1,991
  Interest on taxable securities............................      53         (35)        18
  Interest on Federal funds sold............................      31         (60)       (29)
  Interest on deposits in banks.............................      --           9          9
                                                                ----      ------     ------
    Total interest income...................................     234       1,755      1,989
                                                                ----      ------     ------
  Expense from interest-bearing liabilities:
  Interest on interest-bearing demand deposits..............       4          56         60
  Interest on savings deposits..............................      --           2          2
  Interest on time deposits.................................     173         677        850
  Interest on other borrowings..............................      --         247        247
                                                                ----      ------     ------
    Total interest expense..................................     177         982      1,159
                                                                ----      ------     ------

    Net interest income.....................................    $ 57      $  773     $  830
                                                                ====      ======     ======

                              INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

    The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                             DECEMBER 31,
                                                       ------------------------
                                                          2000           1999
                                                       ----------      --------
                                                        (DOLLARS IN THOUSANDS)
U.S. Government agencies and corporations............   $ 1,527        $ 2,476
Mortgage-backed securities...........................     9,039          9,055
                                                        -------        -------
                                                         10,566         11,531
Equity securities....................................       524            165
                                                        -------        -------
                                                        $11,090        $11,696
                                                        =======        =======

MATURITIES

    The amounts of debt securities, including the weighted average yield in each category as of December 31, 2000 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.

                                                                      AFTER ONE YEAR       AFTER FIVE YEARS
                                               ONE YEAR OR LESS     THROUGH FIVE YEARS     THROUGH TEN YEARS
                                              -------------------   -------------------   -------------------
                                               AMOUNT    YIELD(1)    AMOUNT    YIELD(1)    AMOUNT    YIELD(1)
                                              --------   --------   --------   --------   --------   --------
U.S. Government agencies and corporations...   $   --        --%     $1,018      6.96%     $  509      7.13%
Mortgage-backed securities..................       --        --       2,893      6.08       2,242      6.37
                                               ------                ------                ------
                                               $   --        --%     $3,911      6.31      $2,751      6.51
                                               ======                ======                ======

                                                               AFTER TEN YEARS            TOTAL
                                                             -------------------   -------------------
                                                              AMOUNT    YIELD(1)    AMOUNT    YIELD(1)
                                                             --------   --------   --------   --------
U.S. Government agencies and corporations..................   $   --        --%    $ 1,527      7.02%
Mortgage-backed securities.................................    3,904      6.80       9,039      6.46
                                                              ------               -------
                                                              $3,904      6.80     $10,566      6.54
                                                              ======               =======

------------------------

(1) The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

                                 LOAN PORTFOLIO

    The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                              DECEMBER 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
                                                         (DOLLARS IN THOUSANDS)
Commercial.............................................  $ 6,272       $ 5,586
Real estate--construction..............................   13,836         3,759
Real estate--mortgage..................................   22,857        16,472
Consumer installment loans and other...................    4,937         4,332
                                                         -------       -------
                                                          47,902        30,149
Less allowance for loan losses.........................     (577)         (377)
                                                         -------       -------
    Net loans..........................................  $47,325       $29,772
                                                         =======       =======

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

    Total loans as of December 31, 2000 are shown in the following table according to contractual maturity classifications (1) one year or less,
(2) after one through five years, and (3) after five years.

                                                           (DOLLARS IN THOUSANDS)
                                                           ----------------------
Commercial
  One year or less.......................................         $ 4,885
  After one through five years...........................           1,387
  After five years.......................................              --
                                                                  -------
                                                                    6,272
                                                                  -------

Construction
  One year or less.......................................          13,433
  After one through five years...........................             391
  After five years.......................................              12
                                                                  -------
                                                                   13,836
                                                                  -------
Other
  One year or less.......................................          10,885
  After one through five years...........................          16,536
  After five years.......................................             373
                                                                  -------
                                                                   27,794
                                                                  -------
                                                                  $47,902
                                                                  =======

    The following table summarizes loans at December 31, 2000 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                                           (DOLLARS IN THOUSANDS)
                                                           ----------------------
Predetermined interest rates.............................         $18,165
Floating or adjustable interest rates....................             534
                                                                  -------
                                                                  $18,699
                                                                  =======

RISK ELEMENTS

    Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2000 and 1999 is as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                                   (DOLLARS IN
                                                                    THOUSANDS)
Nonaccrual loans............................................    $89           $11
Loans contractually past due ninety days or more as to
  interest or principal payments and still accruing.........      0             4
Restructured loans..........................................      0             0
Loans, now current about which there are serious doubts as
  to the ability of the borrower to comply with loan
  repayment terms...........................................      0             0
Interest income that would have been recorded on nonaccrual
  and restructured loans under original terms...............      8             1
Interest income that was recorded on nonaccrual and
  restructured loans........................................      0             0

    It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

    Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                        SUMMARY OF LOAN LOSS EXPERIENCE

    The following table summarizes average loan balances for the year determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off; recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the year to average loans.

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
                                                         (DOLLARS IN THOUSANDS)
Average amount of loans outstanding....................  $39,860        $22,364
                                                         =======        =======
Balance of allowance for loan losses at beginning of
  year.................................................  $   377        $   215
                                                         -------        -------
Loans charged off
  Commercial and financial.............................      123             29
  Real estate mortgage.................................       --             --
  Instalment...........................................       19             11
                                                         -------        -------
                                                             142             40
                                                         -------        -------
Loans recovered
  Commercial and financial.............................       --             --
  Real estate mortgage.................................       --             --
  Instalment...........................................        3              2
                                                         -------        -------
                                                               3              2
                                                         -------        -------
Net charge-offs........................................      139             38
                                                         -------        -------
Additions to allowance charged to operating expense
  during year..........................................      339            200
                                                         -------        -------
Balance of allowance for loan losses at end of year....  $   577        $   377
                                                         =======        =======
Ratio of net loans charged off during the year to
  average loans outstanding............................      .35%           .17%
                                                         =======        =======

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is maintained at a level that is deemed appropriate by us to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions that may affect the borrower's ability to pay and the underlying collateral value of the loans.

    As of December 31, 2000 and 1999, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                                            DECEMBER 31, 2000             DECEMBER 31, 1999
                                                       ---------------------------   ---------------------------
                                                                  PERCENT OF LOANS              PERCENT OF LOANS
                                                                      IN EACH                       IN EACH
                                                                    CATEGORY TO                   CATEGORY TO
                                                        AMOUNT      TOTAL LOANS       AMOUNT      TOTAL LOANS
                                                       --------   ----------------   --------   ----------------
                                                                        (DOLLARS IN THOUSANDS)
Commercial...........................................    $115             13%          $ 94             19%
Real estate construction loans.......................     173             29             94             12
Real estate mortgage loans...........................     202             48            132             55
Consumer instalment loans and other..................      87             10             57             14
                                                         ----            ---           ----            ---
                                                         $577            100%          $377            100%
                                                         ====            ===           ====            ===

                                    DEPOSITS

    Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the year is presented below. (1)

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                    2000                  1999
                                                             -------------------   -------------------
                                                              AMOUNT    PERCENT     AMOUNT    PERCENT
                                                             --------   --------   --------   --------
                                                                      (DOLLARS IN THOUSANDS)
Noninterest-bearing demand deposits........................  $ 2,838        --%    $ 2,025        --%
Interest-bearing demand deposits...........................   13,317      3.69      11,786      3.65
Savings deposits...........................................      331      2.31         263      2.25
Time deposits..............................................   29,971      6.35      19,024      5.54
                                                             -------               -------
                                                             $46,457               $33,098
                                                             =======               =======

------------------------

(1) Average balances were determined using the daily average balances during the year.

    The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2000 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                           (DOLLARS IN THOUSANDS)
                                                           ----------------------
Three months or less.....................................          $2,992
Over three through six months............................           1,362
Over six through twelve months...........................           3,553
Over twelve months.......................................           1,050
                                                                   ------
  Total..................................................          $8,957
                                                                   ======

                   RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

    The following rate of return information for the year indicated is presented below.

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
Return on assets (1)........................................    0.39%         0.62%
Return on equity (2)........................................    2.83          3.22
Dividend payout ratio (3)...................................      --            --
Equity to assets ratio (4)..................................   13.78         19.14

------------------------

(1) Net income divided by average total assets.

(2) Net income divided by average equity.

(3) Dividends declared per share of common stock divided by net income per share.

(4) Average equity divided by average total assets.

ITEM 7.  FINANCIAL STATEMENTS.

    The financial statements required by this Item are included in the portions of the Company's 2000 Annual Report to Shareholders filed as Exhibit 13 to this Report and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There are no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The following table sets forth the name of each director of the Company, his or her age at March 5, 2001, and a brief description of their principal occupation and business experience for the preceding five years. Except as otherwise indicated, each director has been or was engaged in his or her present or last principal occupation, in the same or similar position for more than five years. All of the Company's directors have served in such capacity since the inception of the Company in 1996 except as indicated below.

NAME                               AGE                          PRINCIPAL OCCUPATION
----                             --------   ------------------------------------------------------------
Timothy I. Warren..............     40      Mr. Warren is the President, Chief Executive Officer and a
                                            Director of the Company and the Bank. Mr. Warren was
                                            President, Chief Executive Officer and a Director of the
                                            Community Bank of Carrollton from April 1991 to July 1996, when that bank was merged into Regions Bank, and the
                                            President, Chief Executive Officer and Director of the Bank
                                            of Villa Rica from February, 1996 and until that bank was
                                            also merged into Regions Bank in July 1996. Mr. Warren then served as an area manager for Regions Bank in the former
                                            bank market areas until leaving Regions Bank in August 1996 to assume his current positions with the Company and the
                                            Bank.

Lawrence J. Alligood...........     62      Mr. Alligood has served as a Director since September 1997.
                                            Mr. Alligood is a pathologist who has practiced with the
                                            Carroll Pathology Group since August 1994, and who has owned a medical laboratory since 1982.

John B. Bohannon...............     54      Mr. Bohannon has been President of First Realty Association,
                                            Inc. since 1974.

Ann C. Carter..................     52      Ms. Carter is an interior design specialist.

J. Wayne Garner................     49      Mr. Garner became a Director in February 1998. He was the
                                            Commissioner of the Georgia Department of Corrections from
                                            December 1995 until March 1999. He has been the owner of
                                            First Family Funeral Home located in Carrollton since
                                            November 1997. Mr. Garner was the President of the
                                            Whitley-Garner Funeral Home located in Douglasville, Georgia from October 1982 until October 1997.

Lester H. Harmon...............     55      Mr. Harmon has been the owner and President of West Georgia
                                            Crown and Bridge since 1974.

NAME                               AGE                          PRINCIPAL OCCUPATION
----                             --------   ------------------------------------------------------------
William P. Johnson.............     68      Mr. Johnson has practiced law in Carrollton, Georgia since
                                            1957, and is a senior partner in the law firm of Johnson,
                                            Word and Simmons.

Phillip Kauffman...............     54      From December 1989 through December 1996, Mr. Kauffman was the President of Leuco-Henderson, a tooling manufacturer.
                                            Since December 1996, Mr. Kauffman has managed personal
                                            investments and investment properties.

Jeff R. Matthews...............     45      Mr. Matthews has been self-employed as a timber dealer and real estate developer since 1978.

Charles J. Puckett.............     68      Mr. Puckett was the owner and President of People's Dodge/
                                            Chrysler/Jeep from 1977 to January 1998. Since January 1998,
                                            Mr. Puckett has managed investment properties.

William C. Seaton..............     52      Mr. Seaton has been the President of Seaton Development Co.,
                                            Inc., a real estate development company, since May 1973.
                                            From August 1985 until January 1995, Mr. Seaton co-owned
                                            Eagle Outdoor Advertising, Inc., which is involved in
                                            building and marketing billboards. Mr. Seaton has been the sole owner of that firm since January 1995.

Mark S. Swindle................     52      Mr. Swindle has been President of BSA Activewear, a
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

    The Company's Articles of Incorporation provide for a classified Board of Directors with approximately one-third of the members standing for election each year. Three Class II directors, Messrs. Bohannon, Matthews and Swindle, are up for re-election at the 2001 Annual Meeting of Shareholders. Five Class I directors, Ms. Carter and Messrs. Harmon, Seaton, Alligood and Garner, were each elected to a three year term at the 2000 Annual Meeting of Shareholders of the Company. Four Class III directors, Messrs. Johnson, Kauffman, Puckett and Warren, were each elected to a three year term at the 1999 Annual Meeting of Shareholders.

    The following table sets forth the name of the current Executive Officers of the Bank who are not directors of the Company, their age and principal occupation for the last five years. Executive Officers of the Company and the Bank are elected annually by the Board of Directors.

NAME                               AGE                          PRINCIPAL OCCUPATION
----                             --------   ------------------------------------------------------------
Elaine B. Lovvorn..............     57      Elaine Lovvorn is Secretary of the Company and Senior Vice
                                            President, Chief Financial Operations Officer of the Bank.
                                            Mrs. Lovvorn assisted in the organization of Carroll
                                            National Bank in July 1987, and served as that bank's
                                            Cashier through September 1991 when it was acquired by
                                            Synovus Financial Corporation. She then joined The Community
                                            Bank of Carrollton as a Senior Vice President and Controller
                                            in March 1992, remaining there through February 1994 before returning to her home town of Bowdon to serve as the manager of a $40 million branch of Carrollton Federal Savings and
                                            Loan Association. Mrs. Lovvorn then rejoined The Community
                                            Bank in November 1994 and remained there through August
                                            1996, when that bank was converted into a Regions Bank
                                            branch and Mrs. Lovvorn joined the Company

David L. Bryan.................     37      David Bryan is the Senior Vice President and Senior Credit
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

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

    The following sets forth certain information concerning the compensation of the Bank's chief executive officer during fiscal years 2000, 1999 and 1998. No other executive officer received annual compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG TERM
                                                                                           COMPENSATION
                                                                                     -------------------------
                                                                                       AWARDS       PAYOUTS
                                                 ANNUAL COMPENSATION                 ----------   ------------
                                   -----------------------------------------------   SECURITIES       ALL
                                                                     OTHER ANNUAL    UNDERLYING      OTHER
                                    FISCAL     SALARY      BONUS     COMPENSATION     OPTIONS     COMPENSATION
NAME & PRINCIPAL POSITION            YEAR       ($)         ($)         ($) (1)       (#) (2)         ($)
-------------------------          --------   --------   ---------   -------------   ----------   ------------
Timothy I. Warren................  12/31/00   $150,000        --              --       15,000          (2)
  President and CEO                12/31/99   $145,000        --              --       10,000
                                   12/31/98   $137,066        --              --       15,000

------------------------

(1) Compensation does not include any perquisites and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such person.

(2) Pursuant to Mr. Warren's Employment Agreement with the Bank, Mr. Warren will be entitled to one month's pay for each year employed by the Bank upon termination and to three years' annual base salary as severance pay and other consideration upon termination of his employment without cause in the event of a change in control. In addition, Mr. Warren received options to purchase 15,000 shares at an exercise price of $10.00 per share in 1998, options to purchase 10,000 shares at an exercise price of $10.00 per share in 1999, options to purchase 15,000 shares at an exercise price of $10.13 per share in 2000 and options to purchase 10,000 shares at an exercise price of $10.40 in early 2001.

STOCK OPTIONS GRANTED

    The following table contains information concerning the grant of stock options during 2000 to the named executive officers.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              [INDIVIDUAL GRANTS]

                                             NUMBER OF     PERCENT OF TOTAL
                                             SECURITIES      OPTIONS/SARS
                                             UNDERLYING       GRANTED TO
                                            OPTIONS/SARS    EMPLOYEES AND     EXERCISE OR
NAME AND TITLE                                  (#)             OTHERS        BASE PRICE    EXPIRATION DATE
--------------                              ------------   ----------------   -----------   ---------------
Timothy I. Warren, President and CEO......     15,000             53%           $10.13         1/11/2011

    The following chart details the exercise of any outstanding options and the number and value of unexercised stock options.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                             NUMBER OF
                                                                            SECURITIES       VALUE OF
                                                                            UNDERLYING      UNEXERCISED
                                                                            UNEXERCISED    IN-THE-MONEY
                                                                           OPTIONS/SARS    OPTIONS/SARS
                                                    SHARES                   AT FY-END       AT FY-END
                                                   ACQUIRED      VALUE     EXERCISABLE/    EXERCISABLE/
NAME                                              ON EXERCISE   REALIZED   UNEXERCISABLE   UNEXERCISABLE
----                                              -----------   --------   -------------   -------------
Timothy I. Warren, President and CEO............       0           0         50,000/0       $100,000/$0

EMPLOYMENT AGREEMENTS

    Timothy I. Warren has entered into an employment agreement with the Bank to serve as President and Chief Executive Officer of the Company and the Bank providing for an annual minimum base salary of $140,000. If the Bank and Company receive certain composite ratings received in their most recent report of examination by their primary Federal regulatory authority, Mr. Warren may receive a performance bonus ranging from 0% to 50% of annual base salary which will be awarded based upon the Board of Directors' evaluation of the Bank's current condition and mutually agreed upon goals such as goals based upon the Bank's performance.

    In addition, the Company has implemented an Employee Incentive Stock Option Plan for employees of the Bank and reserved a total of 75,000 shares out of the Company's total authorized shares for the plan. Options with respect to 71,500 shares have been issued, including options for 50,000 shares to Mr. Warren.

    Mr. Warren's employment agreement also provides for employee benefits such as annual vacation, the use of a Bank-owned automobile, life and medical insurance with dependent coverage, dental insurance, expenses for attending trade association meetings and reimbursement for reasonable related expenses for Mr. Warren and his spouse.

    In the event of termination, Mr. Warren is entitled to severence pay equal to one month's pay for each year employed by the Bank. In addition, Mr. Warren's employment agreement provides for a severance pay for Mr. Warren in the event of Mr. Warren's termination (except for cause) after a change of control of the Bank. Under the employment agreement, the term "control" means the acquisition of 25 percent or more of the voting securities of the Bank by any person, or persons acting as a group within the meaning of Section 13(d) of the Securities Exchange Act of 1934 or the acquisition of between 10% and 25% if the Board of Directors of the Bank or the Comptroller of the Currency, the FDIC or the Federal Reserve Bank has made a determination that such acquisition constitutes or will constitute control of the Bank.

    The employment agreement provides that if the employee is terminated after 1,095 days as a result of change of control, the employee shall be entitled to receive his salary through the last day of the calendar month of the termination, or payment in lieu of the notice period. In addition, Mr. Warren would receive an amount equal to three times his then existing annual base salary. The employment agreement further provides that the payment shall also be made in connection with, or within 120 days after, a change of control of the Bank if such change of control was opposed by Mr. Warren or the Bank's Board of Directors. This payment would be in addition to any amount otherwise owed to the employee pursuant to the employment agreement.

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

DIRECTOR COMPENSATION

    The Company and the Bank did not compensate any of its directors for their services as directors prior to 1999. The directors of the Bank began to receive a fee for attending full Board and Board committee meetings during 1999. The committee meeting fees are $25 per meeting, while the full Board meeting fees were $210 per meeting from March 1999 through June 1999, increasing to $320 per meeting based on increased Bank profitability from July through December 1999. The full Board meeting fee was $225 per meeting during the period from January through June and $200 per meeting from July through December 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             PRINCIPAL SHAREHOLDERS

    The following table sets forth certain information regarding the shares of common stock of the Company owned as of March 5, 2001 (i) by each person who beneficially owns more than 5% of shares of common stock of the Company, (ii) by each of the Company's directors, and
(iii) by all directors and executive officers of the Company as a group.

                                                                           PERCENTAGE
                                                               NUMBER     OWNERSHIP(3)
NAME OF BENEFICIAL OWNER(1)                                   OF SHARES   AND OPTIONS
---------------------------                                   ---------   ------------
Lawrence Alligood, Director ................................     20,000        2.5%

John B. Bohannon, Organizer and Director ...................  (4)20,100        2.5%

Ann C. Carter, Organizer and Director ......................     10,000        1.2%

J. Wayne Garner, Director ..................................      8,750        1.1%

Lester H. Harmon, Organizer and Director ...................     11,000        1.4%

William P. Johnson, Organizer and Director .................     60,200        7.5%
  306 Tanner Street
  Carrollton, Georgia 30117

Phillip Kauffman, Organizer and Director ...................  (6)80,631       10.1%
  500 Ind. Ct. West
  Villa Rica, Georgia 30180

Jeff R. Matthews, Organizer and Director ...................  (7)32,200

Charles J. Puckett, Organizer and Director .................  (8)97,780       12.2%
  2208 Bankhead Highway
  Carrollton, Georgia 30117

William C. Seaton, Organizer and Director ..................     10,000        1.2%

Mark S. Swindle, Organizer and Director ....................     10,250        1.3%

Timothy I. Warren, President, Chief Executive Officer,
  Organizer and Director ...................................  (9)61,075        7.2%

All current directors and executive(2)(3) officers as a         441,886       50.9%
  group (14 persons) .......................................

------------------------

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

(3) Based upon 800,000 shares outstanding as of March 5, 2001.

(4) Includes 7,500 shares held by Mr. Bohannon's wife and 12,600 shares owned jointly by them and with respect to which Mr. Bohannon will share voting and investment power.

(5) Includes 200 shares held by Mr. Johnson's wife.

(6) Includes 21,631 shares held by Mr. Kauffman's wife or minor child.

(7) Includes 2,700 shares held by Mr. Matthews as custodian for his minor children.

(8) Includes 10,000 shares held by Mr. Puckett's spouse and 39,920 held by the Puckett Family Partnership L.P.

(9) Includes 100 Shares owned by Mr. Warren's wife and 300 shares held by Mr. Warren as custodian for his minor children. Includes 50,000 shares that are subject to currently exercisable options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Certain executive officers and directors of the Company and the Bank, and principal shareholders of the Company and affiliates of such persons have, from time to time, will engage in banking transactions with the Bank. All loans or other extensions of credit will be made by the Bank to such individuals in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated parties and will be believed by management to not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 2000, there were an aggregate of $4,661,000 of loans and open lines of credit to executive officers and directors of the Company and the Bank, and principal shareholders of the Company and affiliates of such persons.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS

       EXHIBIT
       NUMBERS
---------------------
         3.1            Articles of Incorporation (Incorporated by reference to the
                        Company's Registration Statement on Form SB-1 (Registration
                        No. 333-12293) (the "SB-1"), Exhibit 3.1)

         3.2            Bylaws (Incorporated by reference to the SB-1, Exhibit 3.2)

           4            Description of the Company's $.01 par value common stock
                        (the "Common Stock") is contained at pages 28 through 32 of the Company's prospectus relating to the minimum offering of
                        625,000 shares of Common Stock and maximum offering of
                        800,000 shares of Common Stock which is part of Registration
                        Statement under the Securities Act of 1933 on Form SB-1/A
                        filed with the Securities and Exchange Commission on
                        November 13, 1996 (Registration No. 333-12293) (the
                        "SB-1/A") (Incorporated by reference to the SB-1/A)

          11            Computation of Earnings per Share (Incorporated by reference to Note 9 to Financial Statements filed as Exhibit 99
                        hereto)

          21            Subsidiaries of the Company (Incorporated by reference to
                        Exhibit 21 to the Company's Annual Report on Form 10-KSB for
                        the year ended December 31, 1997)

          99            Financial Statements from 2000 Annual Report to Shareholders

    (b) REPORTS ON FORM 8-K

        No Reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PEOPLES BANCORP, INC.

Date: March 13, 2001                                   By:            /s/ TIMOTHY I. WARREN
                                                            -----------------------------------------
                                                                        Timothy I. Warren
                                                                            PRESIDENT

    In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated:

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ TIMOTHY I. WARREN                  President and Director
     -------------------------------------------         (Principal Executive         March 13, 2001
                  Timothy I. Warren                      Officer)

              /s/ LAWRENCE J. ALLIGOOD
     -------------------------------------------       Director                       March 13, 2001
                Lawrence J. Alligood

                /s/ JOHN B. BOHANNON
     -------------------------------------------       Director                       March 13, 2001
                  John B. Bohannon

                  /s/ ANN C. CARTER
     -------------------------------------------       Director                       March 13, 2001
                    Ann C. Carter

                 /s/ J. WAYNE GARNER
     -------------------------------------------       Director                       March 13, 2001
                   J. Wayne Garner

                /s/ LESTER H. HARMON
     -------------------------------------------       Director                       March 13, 2001
                  Lester H. Harmon

               /s/ WILLIAM P. JOHNSON
     -------------------------------------------       Director                       March 13, 2001
                 William P. Johnson

                /s/ PHILLIP KAUFFMAN
     -------------------------------------------       Director                       March 13, 2001
                  Phillip Kauffman

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ JEFF R. MATHEWS
     -------------------------------------------       Director                       March 13, 2001
                   Jeff R. Mathews

               /s/ CHARLES J. PUCKETT
     -------------------------------------------       Director                       March 13, 2001
                 Charles J. Puckett

                /s/ WILLIAM C. SEATON
     -------------------------------------------       Director                       March 13, 2001
                  William C. Seaton

                 /s/ MARK S. SWINDLE
     -------------------------------------------       Director                       March 13, 2001
                   Mark S. Swindle

                                                       Senior Vice President and
                /s/ ELAINE B. LOVVORN                    Chief Financial Officer
     -------------------------------------------         (Principal Financial and     March 13, 2001
                  Elaine B. Lovvorn                      Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

    Copies of the annual report and proxy statement provided to the Issuer's shareholders for the Issuer's 2000 Annual Meeting of Shareholders will be furnished to the Commission.