Form 10QSB
period 2001-03-31
PEOPLES BANCORP INC /GA/
filed 2001-05-11
CIK 1021972

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended      March 31, 2001
                                       ----------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

        For the transition period from __________  to __________

                       Commission File Number:  333-12293

                             Peoples Bancorp, Inc.
                            -----------------------
       (Exact name of small business issuer as specified in its charter)

          Georgia                                            58-2265412
-------------------------------                         -------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification No.)

                  119 Maple Street, Carrollton, Georgia 30117
                  -------------------------------------------
                   (Address of principal executive offices)

                                (770) 838-9608
                          ---------------------------
                          (Issuer's telephone number)

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
Yes    X         No
    -------          --------


State the number of shares outstanding of each of the issuer's classes of common
equity, as of May 1, 2001:      800,000; $.01 par value.

Transitional Small Business Disclosure Format         Yes              No   X
                                                          -------         -----

                      PEOPLES BANCORP, INC. AND SUBSIDIARY



                                     INDEX
                                     -----

                                                                                 Page
                                                                                 ----
PART I.   FINANCIAL INFORMATION

              Consolidated Balance Sheet - March 31, 2001....................     3

              Consolidated Statements of Income and Comprehensive
                 Income (Loss) - Three Months Ended March 31, 2001 and 2000..     4

              Consolidated Statements of Cash Flows - Three
                 Months Ended March 31, 2001 and 2000........................     5

              Notes to Consolidated Financial Statements.....................     6

           Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations........     7


PART II.   OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders......    13

           Item 6.  Exhibits and Reports on Form 8-K.........................    13

           Signatures........................................................    14

                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS

                     PEOPLES BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2001
                                  (Unaudited)

                      Assets
                      ------

Cash and due from banks                                          $ 1,361,131
Interest-bearing deposits in banks                                   247,575
Federal funds sold                                                 3,756,476
Securities available-for-sale, at fair value                      13,628,581

Loans                                                             49,825,883
Less allowance for loan losses                                       599,495
                                                                 -----------
          Loans, net                                              49,226,388
                                                                 -----------

Premises and equipment                                             4,281,181
Other assets                                                         720,478
                                                                 -----------
          Total assets                                           $73,221,810
                                                                 ===========


          Liabilities and Stockholders' Equity
          ------------------------------------

Deposits
    Noninterest-bearing                                          $ 3,871,310
    Interest-bearing                                              53,624,214
                                                                 -----------
          Total deposits                                          57,495,524
Other borrowings                                                   6,500,000
Other liabilities                                                    675,768
                                                                 -----------
          Total liabilities                                       64,671,292
                                                                 -----------

Commitments and contingencies

Stockholders' equity
    Preferred stock, par value $.01; 1,000,000 shares authorized;
       none issued                                                         -
    Common stock, par value $.01; 10,000,000 shares authorized;
       800,000 shares issued and outstanding                           8,000
    Capital surplus                                                7,970,587
    Retained earnings                                                451,795
    Accumulated other comprehensive income                           120,136
                                                                 -----------
          Total stockholders' equity                               8,550,518
                                                                 -----------

          Total liabilities and stockholders' equity             $73,221,810
                                                                 ===========

See Notes to Consolidated Financial Statements.

                     PEOPLES BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                       AND COMPREHENSIVE INCOME  (LOSS)
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (Unaudited)



                                                                          2001        2000
                                                                      ----------  ----------
Interest income
    Loans                                                             $1,285,404  $  819,876
    Taxable securities                                                   195,453     176,176
    Federal funds sold                                                    30,934      30,096
    Deposits in banks                                                      6,229       2,299
                                                                     -----------  ----------
              Total interest income                                    1,518,020   1,028,447
                                                                     -----------  ----------

Interest expense
    Deposits                                                             712,687     494,429
    Other borrowings                                                      90,910      40,913
                                                                     -----------  ----------
              Total interest expense                                     803,597     535,342
                                                                     -----------  ----------

              Net interest income                                        714,423     493,105
Provision for loan losses                                                 77,000      62,000
                                                                     -----------  ----------
              Net interest income after provision for loan losses        637,423     431,105
                                                                     -----------  ----------

Other income
    Service charges on deposit accounts                                   30,497      19,937
    Other operating income                                                39,900      24,540
                                                                     -----------  ----------
              Total other income                                          70,397      44,477
                                                                     -----------  ----------

Other expenses
    Salaries and other employee benefits                                 292,076     250,536
    Occupancy and equipment expenses, net                                 74,981      72,496
    Other operating expenses                                             153,866     142,949
                                                                     -----------  ----------
              Total other expenses                                       520,923     465,981
                                                                     -----------  ----------

              Income before income taxes                                 186,897       9,601

Income tax expense                                                        72,846       1,869
                                                                     -----------  ----------

              Net income                                                 114,051       7,732

Other comprehensive income (loss), net of tax
    Unrealized gains (losses) on securities available-for-sale
      arising during period, net of tax                                   96,813     (50,594)
                                                                     -----------  ----------

              Comprehensive income  (loss)                           $   210,864  $  (42,862)
                                                                     ===========  ==========

Basic and diluted earnings per share                                 $      0.14  $     0.01
                                                                     ===========  ==========

Cash dividends per share                                             $         -  $        -
                                                                     ===========  ==========

See Notes to Consolidated Financial Statements.

                     PEOPLES BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (Unaudited)

                                                                          2001          2000
                                                                      -----------   -----------
OPERATING ACTIVITIES
    Net income                                                        $   114,051   $     7,732
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation                                                       40,091        35,461
        Provision for loan losses                                          77,000        62,000
        Increase in interest receivable                                   (54,391)      (47,284)
        Increase in interest payable                                       44,125        13,256
        Other operating activities                                        (42,673)     (105,168)
                                                                      -----------   -----------

              Net cash provided by (used in) operating activities         178,203       (34,003)
                                                                      -----------   -----------

INVESTING ACTIVITIES
    (Increase) decrease in interest-bearing deposits in banks              81,092           (99)
    Purchases of securities available-for-sale                         (3,025,000)     (156,505)
    Proceeds from maturities of securities available-for-sale             641,215       368,493
    Net increase in federal funds sold                                 (1,091,808)     (221,739)
    Net increase in loans                                              (1,978,586)   (5,839,081)
    Purchase of premises and equipment                                    (79,485)     (114,564)
                                                                      -----------   -----------

              Net cash used in investing activities                    (5,452,572)   (5,963,495)
                                                                      -----------   -----------

FINANCING ACTIVITIES
    Net increase in deposits                                            5,202,019     6,065,450
    Net proceeds from other borrowings                                    500,000             -
                                                                      -----------   -----------

              Net cash provided by financing activities                 5,702,019     6,065,450
                                                                      -----------   -----------

Net increase in cash and due from banks                                   427,650        67,952

Cash and due from banks at beginning of period                            933,481     1,556,046
                                                                      -----------   -----------
Cash and due from banks at end of period                              $ 1,361,131   $ 1,623,998
                                                                      ===========   ===========
CASH FLOW INFORMATION
    Cash paid during period for:
        Interest                                                      $   759,472   $   522,086

        Income taxes                                                  $        69   $    65,303

NONCASH TRANSACTION
    Net unrealized (gains) losses on securities available-for-sale    $  (154,985)  $    75,539

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

          The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement was deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permitted early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. The adoption of SFAS No. 133 had no material effect on the Company's earnings or financial position.

          There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of Peoples Bancorp, Inc. and its bank subsidiary, Peoples Bank of West Georgia, during the periods included in the accompanying consolidated financial statements.

          SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING
          STATEMENTS

          Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Peoples Bancorp, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," "intend," or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

          These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

          Liquidity and Capital Resources

          As of March 31, 2001, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory.

    At March 31, 2001, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                        Actual
                                   -------------------
                                                          Minimum
                                                         Regulatory
                                   Consolidated   Bank   Requirement
                                   ------------  -----   -----------

    Leverage capital ratios             12.05%    9.37%     4.00%
    Risk-based capital ratios:
      Core capital                      16.00    12.50      4.00
      Total capital                     17.14    13.67      8.00

    These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements. Future earnings will assist in keeping these ratios at satisfactory levels.


Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                      March 31,     December 31,
                                        2001           2000
                                    -----------    ------------
                                      (Dollars in Thousands)
                                    ---------------------------

Cash and due from banks                 $ 1,361       $   933
Interest-bearing deposits in banks          248           329
Securities                               13,629        11,090
Federal funds sold                        3,756         2,665
Loans, net                               49,226        47,325
Premises and equipment                    4,281         4,242
Other assets                                721           700
                                        -------       -------
                                        $73,222       $67,284
                                        =======       =======

Deposits                                $57,495       $52,294
Other borrowings                          6,500         6,000
Other liabilities                           676           650
Stockholders' equity                      8,551         8,340
                                        -------       -------
                                        $73,222       $67,284
                                        =======       =======

Our total assets grew at a rate of 9% for the first quarter of 2001. Deposit growth of $5,201,000 and increased other borrowings of $500,000 were invested in securities, loans and federal funds sold, with over one-half of the growth being invested in securities and federal funds sold. The rate of loan growth for the first quarter of 2001 was lower than in prior periods due to a general slowing of the economy in our market area. Our current federal funds sold and securities balances should provide for higher loan growth rates in the future. Our loan to deposit ratio has decreased to 87% at March 31, 2001 from 92% at December 31, 2000. Our total equity has increased by year-to-date net income of $114,000 and increased unrealized gains on securities available-for-sale, net of tax, of $97,000.

We are currently in progress of completing renovation to our branch facilities located in Villa Rica, Georgia. We expect to open this full service branch on June 1, 2001. Anticipated additional capital expenditures for the renovation and equipment total approximately $215,000.

Results of Operations For The Three Months Ended March 31, 2001 and 2000

Following is a summary of our operations for the periods indicated.

                                    Three Months Ended
                                          March 31,
                                   ----------------------
                                       2001       2000
                                   ----------  ----------
                                   (Dollars in Thousands)
                                   ----------------------

Interest income                      $1,518        $1,028

Interest expense                        803           535
                                     ------        ------


Net interest income                     715           493

Provision for loan losses                77            62

Other income                             70            45

Other expense                           521           466
                                     ------        ------


Pretax income                           187            10

Income taxes                             73             2
                                     ------        ------


Net income                           $  114        $    8
                                     ======        ======

Our net interest income has increased by $222,000 during the first quarter of 2001 as compared to the same period in 2000. Our net interest margin increased to 4.46% during the first quarter of 2001 as compared to 4.18% for the first quarter of 2000 and decreased slightly from 4.47% for the entire year of 2000. The increase in net interest income is due primarily to the increased volume of average loans. The moderate changes in the net interest margin are due to the repricing of variable rate loans as the prime rate has dropped. The repricing of these loans at lower rates have cut into margins because not all of our interest-bearing deposits can be repriced as quickly. As deposits, mature and are repriced, we expect to see our net interest margin increase.

The provision for loan losses increased by $15,000 during the first quarter of 2001 as compared to the same period in 2000 as loan charge-offs increased by $54,000. The increased provision for loan losses is due to the increased charge-offs and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.20% at March 31, 2001 and December 31, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2001 and 2000 is as follows:

                                                                              March 31,
                                                                       ----------------------
                                                                           2001       2000
                                                                       ----------  ----------
                                                                       (Dollars in Thousands)
                                                                       ----------------------

Nonaccrual loans                                                          $   48     $  127
Loans contractually past due ninety days or more as to interest
  or principal payments and still accruing                                     -          -
Restructured loans                                                             -          -
Loans, now current about which there are serious doubts as to the
  ability of the borrower to comply with loan repayment terms                  -          -
Interest income that would have been recorded on nonaccrual
  and restructured loans under original terms                                  1          2
Interest income that was recorded on nonaccrual and restructured
  loans                                                                        -          -


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

Information regarding certain loans and allowance for loan loss data through March 31, 2001 and 2000 is as follows:

                                                                       Three Months Ended
                                                                           March 31,
                                                                   -----------------------
                                                                       2001        2000
                                                                   -----------  ----------
                                                                   (Dollars in Thousands)
                                                                   -----------------------

Average amount of loans outstanding                                  $  49,356   $  33,059
                                                                     =========   =========

Balance of allowance for loan losses at beginning of period          $     577   $     377
                                                                     ---------   ---------


Loans charged off
  Commercial and financial                                                   -           -
  Real estate mortgage                                                       -           -
  Installment                                                               56           2
                                                                     ---------   ---------
                                                                            56           2
                                                                     ---------   ---------

Loans recovered
  Commercial and financial                                                   -           -
  Real estate mortgage                                                       -           -
  Installment                                                                1           1
                                                                     ---------    --------
                                                                             1           1
                                                                     ---------    --------

Net charge-offs                                                             55           1
                                                                     ---------   ---------

Additions to allowance charged to operating expense during period           77          62
                                                                     ---------   ---------

Balance of allowance for loan losses at end of period                $     599   $     438
                                                                     =========   =========

Ratio of net loans charged off during the period to
  average loans outstanding                                                .11%          -%
                                                                     =========   =========

Other income has increased by $25,000 during the first quarter of 2001 as compared to the same period in 2000 due to increased service charges on deposit accounts of $11,000 and increased mortgage loan origination fees of $14,000.

Other expenses increased by $55,000 during the first quarter of 2001 as compared to the same period in 2000 due primarily to increased salaries and employee benefits of $42,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 24 at March 31, 2001 from 21 at March 31, 2000 and to other annual salary increases. Occupancy and equipment expenses and other operating expenses have remained relatively stable for the first quarter of 2001 as compared to the same period of 2000.

We have provided for income taxes at an effective rate of 39% which is higher than rates in past periods due to anticipated state income tax liabilities in 2001.

                          PART II - OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES



          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PEOPLES BANCORP, INC.
                                     (Registrant)



DATE:  May 11, 2001                 BY:  /s/ Timothy I. Warren
       -----------------                ------------------------------------
                                    Timothy I. Warren. President and C.E.O.
                                    (Principal Executive Officer)



DATE:  May 11, 2001                 BY:  /s/ Elaine B. Lovvorn
       -----------------                ------------------------------------
                                    Elaine B. Lovvorn, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)