Form 10QSB
period 2001-06-30
PEOPLES BANCORP INC /GA/
filed 2001-08-13
CIK 1021972

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       June 30, 2001
                                      ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                     --------------       ----------------

                       Commission File Number: 333-12293


                             Peoples Bancorp, Inc.
     --------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             Georgia                                         58-2265412
----------------------------------                    ------------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)


                  119 Maple Street, Carrollton, Georgia 30117
               ------------------------------------------------
                   (Address of principal executive offices)


                                (770) 838-9608
               ------------------------------------------------
                          (Issuer's telephone number)

                                      N/A
        --------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

State the number of shares outstanding of each of the issuer's classes of common
equity, as of August 1, 2001:   800,000; $.01 par value.

Transitional Small Business Disclosure Format    Yes      No  X
                                                    ---      ---

                     PEOPLES BANCORP, INC. AND SUBSIDIARY


         ------------------------------------------------------------

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Balance Sheet - June 30, 2001.................        3

            Consolidated Statements of Income and Comprehensive
            Income (Loss) - Three Months Ended June 30, 2001 and 2000
            and Six Months Ended June 30, 2001 and 2000................        4

            Consolidated Statements of Cash Flows - Six
            Months Ended June 30, 2001 and 2000........................        5

            Notes to Consolidated Financial Statements.................        6

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.....        7


PART II.  OTHER INFORMATION

          Item 4 - Submission of Matters to a Vote of Security Holders..      14

          Item 6 - Exhibits and Reports on Form 8-K.....................      14

          Signatures....................................................      15


                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2001
                                  (Unaudited)

             Assets
             ------

Cash and due from banks                                              $ 2,104,597
Interest-bearing deposits in banks                                       191,992
Federal funds sold                                                     3,091,078
Securities available-for-sale, at fair value                          13,047,402

Loans                                                                 53,269,555
Less allowance for loan losses                                           640,337
                                                                     -----------
          Loans, net                                                  52,629,218
                                                                     -----------

Premises and equipment                                                 4,529,851
Other assets                                                             587,589
                                                                     -----------

          Total assets                                               $76,181,727
                                                                     ===========

    Liabilities and Stockholders' Equity
    ------------------------------------

Deposits
    Noninterest-bearing                                              $ 3,933,099
    Interest-bearing                                                  56,272,059
                                                                     -----------
          Total deposits                                              60,205,158
Other borrowings                                                       6,500,000
Other liabilities                                                        781,055
                                                                     -----------
          Total liabilities                                           67,486,213
                                                                     -----------
Commitments and contingencies

Stockholders' equity
    Preferred stock, par value $.01;
       1,000,000 shares authorized; none issued                                -
    Common stock, par value $.01; 10,000,000
       shares authorized; 800,000 shares issued
       and outstanding                                                     8,000
    Capital surplus                                                    7,970,587
    Retained earnings                                                    593,476
    Accumulated other comprehensive income                               123,451
                                                                     -----------
          Total stockholders' equity                                   8,695,514
                                                                     -----------

          Total liabilities and stockholders' equity                 $76,181,727
                                                                     ===========

See Notes to Consolidated Financial Statements.

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                        AND COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                  AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)

                                                                        Three Months Ended              Six Months Ended
                                                                              June 30,                       June 30,
                                                                      -----------------------         -----------------------
                                                                         2001         2000               2001         2000
                                                                      ----------   ----------         ----------   ----------
Interest income
          Loans                                                       $1,340,982   $1,037,455         $2,626,386   $1,857,331
          Taxable securities                                             204,084      170,388            399,537      346,563
          Deposits in banks                                                7,037        4,959             13,266        7,258
          Federal funds sold                                              23,769       17,862             54,703       47,958
                                                                      ----------   ----------         ----------   ----------
                 Total interest income                                 1,575,872    1,230,664          3,093,892    2,259,110
                                                                      ----------   ----------         ----------   ----------

Interest expense
          Deposits                                                       709,162      565,712          1,421,848    1,060,141
          Other borrowings                                                82,513       47,568            173,423       88,481
                                                                      ----------   ----------         ----------   ----------
                 Total interest expense                                  791,675      613,280          1,595,271    1,148,622
                                                                      ----------   ----------         ----------   ----------

                 Net interest income                                     784,197      617,384          1,498,621    1,110,488
Provision for loan losses                                                 87,000      107,000            164,000      169,000
                                                                      ----------   ----------         ----------   ----------
                 Net interest income after
                  provision for loan losses                              697,197      510,384          1,334,621      941,488
                                                                      ----------   ----------         ----------   ----------

Other income
          Service charges on deposit accounts                             39,392       23,576             69,889       43,513
          Gain on sales of securities available-for-sale                  11,128            -             11,128            -
          Other operating income                                          47,144       39,081             87,044       63,622
                                                                      ----------   ----------         ----------   ----------
                   Total other income                                     97,664       62,657            168,061      107,135
                                                                      ----------   ----------         ----------   ----------

Other expenses
          Salaries and employee benefits                                 313,722      272,911            605,798      523,447
          Occupancy and equipment expenses, net                           75,940       73,856            150,922      146,352
          Other operating expenses                                       182,747      149,591            336,613      292,540
                                                                      ----------   ----------         ----------   ----------
                 Total other expenses                                    572,409      496,358          1,093,333      962,339
                                                                      ----------   ----------         ----------   ----------

                 Income before income taxes                              222,452       76,683            409,349       86,284

Income tax expense                                                        80,771       32,480            153,617       34,349
                                                                      ----------   ----------         ----------   ----------

         Net income                                                      141,681       44,203            255,732       51,935
                                                                      ----------   ----------         ----------   ----------

Other comprehensive income (loss):
          Unrealized gains (losses) on securities
                 available-for-sale arising during period,
                  net of tax                                              10,660       (8,434)           107,473      (59,028)
                  Less: reclassification adjustment
                  for gains included in net income, net of tax            (7,345)           -             (7,345)           -
                                                                      ----------   ----------         ----------   ----------
          Total other comprehensive income (loss)                          3,315       (8,434)           100,128      (59,028)
                                                                      ----------   ----------         ----------   ----------

                 Comprehensive income (loss)                          $  144,996   $   35,769         $  355,860   $   (7,093)
                                                                      ==========   ==========         ==========   ==========
Basic and diluted earnings per share                                  $     0.18   $     0.06         $     0.32   $     0.07
                                                                      ==========   ==========         ==========   ==========

Cash dividends per share                                              $        -   $        -         $        -   $        -
                                                                      ==========   ==========         ==========   ==========


See Notes to Consolidated Financial Statements.

                      PEOPLES BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)

                                                                         2001           2000
                                                                     -----------   ------------
OPERATING ACTIVITIES
    Net income                                                       $   255,732   $     51,935
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                      83,259         75,172
        Provision for loan losses                                        164,000        169,000
        Gain on sale of securities available-for-sale                    (11,128)             -
        (Increase) decrease in interest receivable                        88,587        (59,797)
        Increase in interest payable                                      15,891         76,804
        Other operating activities                                        78,442        (76,867)
                                                                     -----------   ------------

              Net cash provided by operating activities                  674,783        236,247
                                                                     -----------   ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                        (3,496,768)      (306,905)
    Proceeds from sales of securities available-for-sale                  54,838              -
    Proceeds from maturities of securities available-for-sale          1,656,084        872,747
    Net (increase) decrease in interest-bearing deposits in banks        136,675           (508)
    Net (increase) decrease in federal funds sold                       (426,410)       882,301
    Net increase in loans                                             (5,468,416)   (10,988,770)
    Purchase of premises and equipment                                  (371,323)      (139,724)
                                                                     -----------   ------------

              Net cash used in investing activities                   (7,915,320)    (9,680,859)
                                                                     -----------   ------------

FINANCING ACTIVITIES
    Net increase in deposits                                           7,911,653      8,079,308
    Proceeds from other borrowings                                       500,000      2,500,000
                                                                     -----------   ------------

              Net cash provided by financing activities                8,411,653     10,579,308
                                                                     -----------   ------------

Net increase in cash and due from banks                                1,171,116      1,134,696

Cash and due from banks at beginning of period                           933,481      1,556,046
                                                                     -----------   ------------

Cash and due from banks at end of period                             $ 2,104,597   $  2,690,742
                                                                     ===========   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during period for:
        Interest                                                     $ 1,579,380   $  1,071,818

        Income taxes                                                      56,069   $    121,103

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

The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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


NOTE 3.   SUBSEQUENT EVENT

On July 6, 2001, the Company announced the signing of a definitive agreement to merge with United Community Banks, Inc. of Blairsville, Georgia. The merger is subject to regulatory and shareholder approval.

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

Liquidity and Capital Resources

As of June 30, 2001, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory.

At June 30, 2001, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                      Actual
                               ---------------------
                                                      Regulatory
                                                       Minimum
                                 Consolidated  Bank   Requirement
                               -------------  ------  -----------
Leverage capital ratios             11.62%     9.17%      4.00
Risk-based capital ratios:
  Core capital                      15.57     12.36       4.00
  Total capital                     16.74     13.55       8.00


These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements. Future earnings will assist in keeping theses ratios at satisfactory levels.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                      June 30,   December 31,
                                        2001         2000
                                    -------------------------
                                      (Dollars in Thousands)
                                    -------------------------
Cash and due from banks                 $ 2,105       $   933
Interest-bearing deposits in banks          192           329
Securities                               13,047        11,090
Federal funds sold                        3,091         2,665
Loans, net                               52,629        47,325
Premises and equipment                    4,530         4,242
Other assets                                588           700
                                       --------       -------
                                       $ 76,182       $67,284
                                       ========       =======

Deposits                               $ 60,205       $52,294
Other borrowings                          6,500         6,000
Other liabilities                           781           650
Stockholders' equity                      8,696         8,340
                                       --------       -------
                                       $ 76,182       $67,284
                                       ========       =======

Our total assets grew by 13% for the first six months of 2001. Deposit growth of $7,911,000 and increased other borrowings of $500,000 were invested in securities and loans, with over one-half of the growth being invested in loans. Loan volume increased significantly during the second quarter of 2001 as compared to the first quarter. Our loan to deposit ratio has decreased to 88% at June 30, 2001 from 92% at December 31, 2000. Our total equity has increased by year-to-date net income of $256,000 and increased unrealized gains on securities available-for-sale, net of tax, of $100,000.

Our full service branch facilities located in Villa Rica, Georgia were completed during the second quarter, opening on June 1, 2001. This geographic expansion will provide for our continued growth.

Results of Operations for the Three Months Ended June 30, 2001 and 2000 and for the Six Months Ended June 30, 2001 and 2000

Following is a summary of our operations for the periods indicated.

                             Three Months Ended
                                  June 30,
                              2001        2000
                           ----------------------
                           (Dollars in Thousands)
                           ----------------------
Interest income              $1,576      $1,230
Interest expense                792         613
                             ------      ------
Net interest income             784         617
Provision for loan losses        87         107
Other income                     98          63
Other expense                   572         496
                             ------      ------
Pretax income                   223          77
Income taxes                     81          33
                             ------      ------
Net income                   $  142      $   44
                             ======      ======


                              Six Months Ended
                                  June 30,
                              2001       2000
                           ----------------------
                           (Dollars in Thousands)
                           ----------------------
Interest income              $3,094      $2,259
Interest expense              1,595       1,149
                             ------      ------
Net interest income           1,499       1,110
Provision for loan losses       164         169
Other income                    168         107
Other expense                 1,093         962
                             ------      ------
Pretax income                   410          86
Income taxes                    154          34
                             ------      ------
Net income                   $  256      $   52
                             ======      ======

Our net interest income has increased by $167,000 and $389,000 for the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000. Our net interest margin increased to 4.55% during the first six months of 2001 as compared to 4.50% for the first six months of 2000 and 4.47% for the entire year of 2000. The increase in net interest income and net interest margin is due primarily to the increased volume of average loans.

The provision for loan losses decreased by $20,000 and $5,000, for the second quarter and first six months of 2001,respectively as compared to the same periods in 2000. The amounts provided in 2001 are due primarily to increased net charge-offs and our assessment of the inherent risk in the loan portfolio. We do not believe the increases in net charge-offs indicate any significant negative trend in the overall credit quality of the loan portfolio. The allowance for loan losses as a percentage of total loans amounted to 1.20% at June 30, 2001 and December 31, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at June 30, 2001 and 2000 is as follows:

                                                                            June 30,
                                                                        ---------------
                                                                        2001       2000
                                                                        ---------------
                                                                          (Dollars in
                                                                           Thousands)
                                                                         --------------
Nonaccrual loans                                                         $14        $84
Loans contractually past due ninety days or more as to interest
  or principal payments and still accruing                                 -          -
Restructured loans                                                         -          -
Loans, now current about which there are serious doubts as to the
  ability of the borrower to comply with loan repayment terms              -          -
Interest income that would have been recorded on nonaccrual
  and restructured loans under original terms                              2          7
Interest income that was recorded on nonaccrual and restructured
  loans                                                                    -          -

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

Information regarding certain loans and allowance for loan loss data through June 30, 2001 and 2000 is as follows:

                                                                      Six Months Ended
                                                                          June 30,
                                                                   -----------------------
                                                                       2001        2000
                                                                   -----------------------
                                                                    (Dollars in Thousands)
                                                                   -----------------------
Average amount of loans outstanding                                  $50,745    $35,648
                                                                     =======    =======

Balance of allowance for loan losses at beginning of period          $   577    $   377
                                                                     -------    -------

Loans charged off
  Commercial and financial                                                24          50
  Real estate mortgage                                                     -           -
  Installment                                                             81           2
                                                                     -------    --------
                                                                         105          52
                                                                     -------    --------
Loans recovered
  Commercial and financial                                                 3           -
  Real estate mortgage                                                     -           -
  Installment                                                              1           2
                                                                     -------    --------
                                                                           4           2
                                                                     -------    --------

Net charge-offs                                                          101          50
                                                                     -------    --------

Additions to allowance charged to operating expense during period        164         169
                                                                     -------    --------

Balance of allowance for loan losses at end of period                $   640    $    496
                                                                     =======    ========

Ratio of net loans charged off during the period to
  average loans outstanding                                              .20%        .14%
                                                                     =======    ========

Other income increased by $35,000 and $61,000 during the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000. Increased service charges on deposit accounts and increased mortgage loan origination fees account for the majority of the overall increases.

Other expenses increased by $76,000 and $131,000 during the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 28 at June 30, 2001 from 21 at June 30, 2000 and to other annual salary increases. The increase in the number of employees has been necessary in order to staff the Villa Rica branch as well as to serve the overall growth of the Company. Occupancy and equipment expenses have remained fairly stable but are expected to increase with the addition of the new branch. Other operating expenses have increased slightly due to our overall growth.

We have provided for income taxes at an effective rate 38% which is slightly higher than rates in past periods due to anticipated state income tax liabilities in 2001.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                          PART II - OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The annual meeting of the stockholders of the Company was held on April 17, 2001.

(b) The following directors were elected at the meeting to serve terms through the year indicated:


     John B. Bohannon    2004
     Jeff R. Mathews     2004
     Mark S. Swindle     2004

(c) Mauldin & Jenkins, LLC was approved as the Company's certified public accountants.

The shares represented at the meeting (622,540 shares or 77.82%) voted as follows:

                       Item (b)    Item (c)
                         # of        # of
                        Shares      Shares
                       --------    --------

For                      620,990     622,540
Withheld authority         1,550           -
Against                        -           -
                         -------     -------

Total                    622,540     622,540
                         =======     =======


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

None.

(b)      Reports on Form 8-K.

A report on Form 8-K was filed on July 6, 2001 announcing that Peoples Bancorp, Inc. had signed a definitive agreement to merge with United Community Banks, Inc. of Blairsville, Georgia. The merger is subject to standard regulatory and shareholder approval.

                                   SIGNATURES



          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PEOPLES BANCORP, INC.
                                    (Registrant)



DATE:  August 10, 2001              BY:  /s/ Timothy I. Warren
       ---------------                   -------------------------------------
                                    Timothy I. Warren, President and C.E.O.
                                    (Principal Executive Officer)


DATE:  August 10, 2001              BY:  /s/ Elaine B. Lovvorn
       ---------------                   -------------------------------------
                                    Elaine B. Lovvorn, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)